Form 10-Q
period 1996-06-30
PRINTRAK INTERNATIONAL INC
filed 1996-08-12
CIK 1013050

- -------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to _____________________

Commission File Number:   000-20719
                         ---------------------

                         PRINTRAK INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             33-0070547
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1250 North Tustin Avenue  Anaheim, California                   92807
- ---------------------------------------------                 ----------
(Address of principal executive offices)                      (Zip Code)

                                 (714)  238-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      x   No
                               ---          ---

     9,473,200 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of July 31, 1996.

- -------------------------------------------------------------------------------

                                    FORM 10-Q

                                    CONTENTS


                                                                     Page Number
                                                                     -----------
PART I -  FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at June 30, 1996 (unaudited)
     and March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .  1

     Unaudited Consolidated Statements of Operations for the three month periods ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . .  2

     Unaudited Consolidated Statements of Cash Flows for the three month periods ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . .  3

     Notes to the Consolidated Financial Statements. . . . . . . . . . . .  4

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . . . .  7


PART II - OTHER INFORMATION


     Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 12

     Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . 12

     Item 3: Defaults upon Senior Securities . . . . . . . . . . . . . . . 12

     Item 4: Submission of Matters to a Vote of Security Holders . . . . . 12

     Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . 12

     Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                           PRINTRAK INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1996 AND MARCH 31, 1996
                                 (IN THOUSANDS)


                                                                                       June 30,        March 31,
                                                                                        1996             1996
                                                                                     (unaudited)
                                                                                     -----------

                                   ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .      $     198      $   3,518
  Accounts receivable, net of allowances for doubtful accounts
    of $200 and $234 (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . .          9,541         11,086
  Inventories, net (Note 3). . . . . . . . . . . . . . . . . . . . . . . . . . .          8,451          8,852
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .            623            363
                                                                                      ---------      ---------

    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,813         23,819
Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . . . . .          4,898          2,889
Deferred offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            682              -
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,769          4,847
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,208          1,390
                                                                                      ---------      ---------

                                                                                      $  30,370      $  32,945
                                                                                      ---------      ---------
                                                                                      ---------      ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   4,502      $   4,761
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,570          3,116
  Current installments on long-term debt (Note 4). . . . . . . . . . . . . . . .            958            888
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,201          3,904
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            171            234
                                                                                      ---------      ---------

    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         11,402         12,903

Long-term debt, less current installments (Note 4) . . . . . . . . . . . . . . .          4,466          5,614
                                                                                      ---------      ---------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,868         18,517

Stockholders' equity:
  Common stock ($.0001 par value; 20,000,000 shares authorized;
   7,323,200 shares issued and outstanding). . . . . . . . . . . . . . . . . . .              1              1
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .            308            308
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,503         14,352
  Note receivable from stockholder . . . . . . . . . . . . . . . . . . . . . . .           (300)          (300)
  Cumulative foreign exchange translation adjustment . . . . . . . . . . . . . .            (10)            67
                                                                                      ---------      ---------

    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .         14,502         14,428
                                                                                      ---------      ---------


                                                                                      $  30,370      $  32,945
                                                                                      ---------      ---------
                                                                                      ---------      ---------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED JUNE 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three months
                                                                        ended June 30,
                                                                      1996           1995
                                                                 -------------- --------------

REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 9,674        $ 5,190
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,447          2,543
                                                                    -------        --------
    Total revenues . . . . . . . . . . . . . . . . . . . . . . .     12,121          7,733

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,915          3,068
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,281          1,230
                                                                    -------        --------
    Total cost of revenues . . . . . . . . . . . . . . . . . . .      6,196          4,298

    Gross profit . . . . . . . . . . . . . . . . . . . . . . . .      5,925          3,435

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . . . . .      2,638          2,175
Selling, general and administrative. . . . . . . . . . . . . . .      2,844          2,296
                                                                    -------        --------
    Total operating expenses . . . . . . . . . . . . . . . . . .      5,482          4,471

    Operating income (loss). . . . . . . . . . . . . . . . . . .        443         (1,036)

Other income (expense) . . . . . . . . . . . . . . . . . . . . .       (207)           241
                                                                    -------        --------

    Income (loss) before provision for income taxes. . . . . . .        236           (795)

Provision (benefit) for income taxes . . . . . . . . . . . . . .         85           (131)
                                                                    -------        --------

    Net income (loss). . . . . . . . . . . . . . . . . . . . . .    $   151        $  (664)
                                                                    -------        --------
                                                                    -------        --------

    Net income (loss) per share (note 5) . . . . . . . . . . . .    $   .02        $  (.09)
                                                                    -------        --------
                                                                    -------        --------

    Weighted average shares outstanding. . . . . . . . . . . . .      7,691          7,200



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTH PERIODS
                          ENDED JUNE 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                       Three Months    Three Months
                                                                      ended June 30,  ended June 30,
                                                                            1996          1995
                                                                      --------------  --------------

Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .   $   151        $  (664)
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .       626          1,012
   Amortization of deferred credit . . . . . . . . . . . . . . . . . .         -           (302)
   Loss (gain) on sale of fixed assets . . . . . . . . . . . . . . . .        23            (60)
   Deferred tax provision. . . . . . . . . . . . . . . . . . . . . . .        78              -

   Changes in operating assets and liabilities:
      Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     1,545         (1,440)
      Inventories, net . . . . . . . . . . . . . . . . . . . . . . . .    (1,712)           946
      Prepaid expenses and other current assets. . . . . . . . . . . .      (260)          (213)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      (259)         1,013
      Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .       454           (314)
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . .       (63)             -
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .    (1,703)           (70)
                                                                         -------        -------
   Net cash provided by (used in) operating activities . . . . . . . .    (1,120)           (92)

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .      (545)          (415)
   Proceeds from notes receivable. . . . . . . . . . . . . . . . . . .       182              -
   Proceeds from sale of land and building . . . . . . . . . . . . . .         -          3,330
                                                                         -------        -------
   Net cash provided by (used in) investing activities . . . . . . . .      (363)         2,915

Cash flows from financing activities:
   Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . .     2,140          1,767
   Principal payments on long-term debt. . . . . . . . . . . . . . . .    (3,218)        (5,520)
   Deferred offering costs . . . . . . . . . . . . . . . . . . . . . .      (682)             -
                                                                         -------        -------
   Net cash (used in) financing activities . . . . . . . . . . . . . .    (1,760)        (3,753)
   Effect of exchange rate changes on cash balances. . . . . . . . . .       (77)             -
Net (decrease) in cash and cash equivalents. . . . . . . . . . . . . .    (3,320)          (930)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . .     3,518          1,272
                                                                         -------        -------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .   $   198        $   342
                                                                         -------        -------
                                                                         -------        -------

Non-Cash Transaction-Transfer of Inventory to Fixed Assets . . . . . .     2,113              -
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest expense. . . . . . . . . .   $   118        $   134
                                                                         -------        -------
                                                                         -------        -------
   Cash paid during the period for income taxes. . . . . . . . . . . .   $    65        $    13
                                                                         -------        -------
                                                                         -------        -------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

GENERAL BUSINESS

Printrak International Inc. ("the Company") designs, develops and manufactures automated fingerprint identification systems (AFIS) primarily for use in law enforcement applications, as well as in emerging applications for civil and commercial markets.

On July 2, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock for $8.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $14.9 million. The total offering included 2,500,000 shares, of which 2,000,000 were offered and sold by the Company and 500,000 were offered and sold by stockholders. On August 6, 1996, the Company's underwriters exercised an over-allotment option for 121,000 shares which netted the Company additional proceeds of approximately $0.9 million.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of and for the three month period ended June 30, 1996 and 1995. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1997. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's S-1 registration statement.

CERTAIN TRANSACTIONS

The Company has outstanding at June 30, 1996 loans from certain related parties, including a promissory note to Richard M. Giles, the Company's Chairman, President and Chief Executive Officer for $150,000. Subsequent to June 30, 1996, and in conjunction with the completion of the initial public offering, Mr. Giles repaid the $150,000, along with accrued interest.

The Company also has outstanding at June 30, 1996 a promissory note to RICOL, LLC, a company controlled by Mr. Giles, for the principal amount of $1,230,000. After June 30, 1996, RICOL, LLC prepaid $730,000 of principal and accrued interest on the promissory note, and in recognition of this payment, the Company's Board of Directors amended certain terms of the note, as follows: the principal amount of the note is reduced to $500,000, the entire principal balance is payable in seven years or upon sale of the property, and the interest rate on the principal is reduced from 10% the published prime rate of the Company's bank.

                           PRINTRAK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

                                                               June 30,       March 31,
                                                                 1996           1996
                                                             (unaudited)
                                                             -----------
     Billed receivables. . . . . . . . . . . . . . . . . . .   $ 7,372        $ 6,005
     Unbilled receivables. . . . . . . . . . . . . . . . . .     2,369          5,315
                                                               -------        -------
                                                                 9,741         11,320
     Less allowance for doubtful accounts. . . . . . . . . .      (200)          (234)
                                                               -------        -------
                                                               $ 9,541        $11,086
                                                               -------        -------
                                                               -------        -------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES
Inventories consist of the following:

                                                                   June 30,      March 31,
                                                                     1996           1996
                                                                 (unaudited)
                                                                 -----------
     Raw materials . . . . . . . . . . . . . . . . . . . . .     $    3,076     $    2,707
     Work in process . . . . . . . . . . . . . . . . . . . .          5,118          4,319
     Finished goods. . . . . . . . . . . . . . . . . . . . .          1,054          2,183
                                                                 ----------     ----------
                                                                      9,248          9,209
     Less allowance for inventory obsolescence
        and revaluation. . . . . . . . . . . . . . . . . . .           (797)          (357)
                                                                 ----------     ----------
                                                                 $     8,451    $    8,852
                                                                 ----------     ----------
                                                                 ----------     ----------

4.   DEBT
Debt consists of the following:
                                                                   June 30,      March 31,
                                                                     1996           1996
                                                                 (unaudited)
                                                                 -----------
     Revolving line of credit with bank. . . . . . . . . . .     $    3,140     $    4,200
     Term loans with bank. . . . . . . . . . . . . . . . . .          1,740          1,996
     Obligations under capital leases. . . . . . . . . . . .            544            306
                                                                 ----------     ----------
        Total debt . . . . . . . . . . . . . . . . . . . . .          5,424          6,502
     Less current installments of long-term debt . . . . . .           (958)          (888)
                                                                 ----------     ----------
                                                                 $    4,466     $    5,614
                                                                 ----------     ----------
                                                                 ----------     ----------

The revolving credit agreement contains certain financial and other covenants with which the Company must comply on an on-going basis. Management believes the Company is in compliance with all terms and covenants of this agreement at June 30, 1996.

On July 8, 1996, upon receiving the proceeds from the Company's initial public offering, the Company repaid the revolving line of credit which equaled $3.4 million at the pay-off date, as well as the $1.7 million outstanding under term loans with the same bank.

                           PRINTRAK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


5.  NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share is computed by dividing historical net income (loss) by the weighted average number of common and common equivalent shares ouststanding. Common equivalents shares are not included for the three months ended June 30, 1995 as the effect would be anti-dilutive. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding as of the beginning of the period.

                           PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended June 30, 1996 with the three-month period ended June 30, 1995. This discussion should be read in conjunction with the financial statements and associated notes.

                           PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1995

TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation; and maintenance revenues related to hardware and software support.

Revenues increased 56.7% to $12.1 million for the quarter ended June 30, 1996 from $7.7 million for the quarter ended June 30, 1995. System revenues increased $4.5 million or 86.4% to $9.7 million for the first quarter from $5.2 million for the first quarter of the previous year. The increase in revenue for the first quarter is primarily attributable to increased market acceptance of the Company's AFIS 2000 series of products and revenue growth in the Livescan booking station product line.

Maintenance revenues equaled $2.4 million for the quarter ended June 30, 1996, decreasing 3.8% from revenues of $2.5 million for the quarter ended June 30, 1995. The decline in maintenance revenues is the result of a number of customer AFIS 2000 system upgrades which, although they yield increased system revenue, reduce maintenance revenues during the customer's warranty period.

The Company's quarterly revenues have in the past, and in the future may be expected to fluctuate significantly. These fluctuations are the result of a variety of factors, including: the Company's delivery cycle, variations in order size, variations in product mix, and the timing of orders.

GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing labor and overhead, file conversion costs and maintenance expenses.

Overall gross profit increased to $5.9 million during the quarter ended June 30, 1996 in comparison to $3.4 million for the quarter ended June 30, 1995. This represented an increase in gross profit of $2.5 million or 72.5%. Gross margin was 48.9% for the three months ended June 30, 1996, up from 44.4% for the three months ended June 30, 1995. The gross profit for system revenues increased to $4.8 million for the quarter ended June 30, 1996 from $2.1 million for the same quarter in fiscal year 1995. Furthermore, this represented an increase in gross margin to 49.2% from 40.9%. Gross margin related to maintenance revenues decreased to 47.7% for the first quarter in comparison to 51.6% for the first quarter of the previous year.

The overall increase in gross margin related to system revenues is, in part, associated with favorable order mix, as well as favorable manufacturing variances which resulted in overall cost reductions from the previous year's first quarter. Additionally, $0.6 million of software amortization, absent in the current year because all capitalized software was fully amortized in the fourth quarter of the previous fiscal year, is included in cost of sales for the quarter ended June 30, 1995. The Company's margin may be affected quarter-to-quarter by several factors, including the proportion of total revenues derived from competitive bid processes and the mix of products sold. The reduction in the Company's maintenance revenue margin is the result of increased maintenance support costs without a corresponding increase in the price of maintenance support service.

                           PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company believes that gross margins were positively impacted in the first quarter by favorable order mix, however, the Company anticipates a slight decline in gross margins for the remainder of the fiscal year due to changes in the projected order composition.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three month period ended June 30, 1996, SG&A expenses increased to $2.8 million from $2.3 million for the period ended June 30, 1995. This reflects an overall SG&A expense increase of $0.5 million or 21.7% between the first quarter of fiscal year 1996 and the first quarter of fiscal year 1995. The increase in SG&A expenses results from increased sales and administrative salary expense to support the infrastructure of a higher level of revenues, increased travel costs, and increased consulting fees. SG&A expenses, as a percentage of revenues, decreased to 23.5% for the three months ended June 30, 1996, down from 29.7% for the same period of the previous year, due primarily to the increased level of total revenues.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses increased 21.3% to $2.6 million for the quarter ended June 30, 1996, up from $2.2 million for the quarter ended June 30, 1995. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research, as well as engineering enhancement of existing products and additional depreciation expense associated with the capitalization of equipment used principally for development efforts. RD&E expenses, as a percentage of revenues, decreased to 21.8% for the three months ended June 30, 1996, down from 28.1% for the same period of the previous year, primarily due to the increased level of total revenues.

OTHER (INCOME) EXPENSE

Other expense for the quarter ended June 30, 1996 equaled $207,000 in comparison to $241,000 of other income for the quarter ended June 30, 1995. Other expense for the period ended June 30, 1996 is primarily due to approximately $100,000 of interest expense associated with the Company's revolving line of credit and other term loan agreements. For the quarter ended June 30, 1995, other income of approximately $300,000 resulted from the amortization of a deferred credit which became fully utilized in March, 1996. This income, along with interest income, was partially offset by interest expense incurred on the Company's revolving line of credit.

PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended June 30, 1996 equaled $85,000 in comparison to a benefit of $131,000 for the quarter ended June 30, 1995. This represents an overall increase in tax expense of $216,000. The Company's tax provision is based on the federal statutory rate of 36% and reflects the impact of state and foreign taxes and the utilization of limited net operating loss carryforwards.

                           PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SYSTEM BACKLOG

The Company measures its backlog of system revenues based on orders for which contracts or purchase orders have been signed, but which have not been shipped and for which revenues have not been recognized. At June 30, 1996, the Company's system revenues backlog was approximately $31.0 million, compared to $28.8 million at March 31, 1996.

Substantially all of the Company's backlog as of June 30, 1996 is expected to be shipped during the current fiscal year. However, certain orders comprising backlog may set forth requirements for custom software development or data file conversion which may require extensive work to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could result in the cancellation of the related order. Furthermore, variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.


FINANCIAL CONDITION

Cash and cash equivalents declined from $3.5 million at March 31, 1996 to $0.2 million at June 30, 1996 as a result of increased inventory purchasing levels and a reduction in borrowings of $1.1 million. Trade receivables declined $1.6 million from $11.1 million at March 31, 1996 to $9.5 million at June 30, 1996 primarily as a result of the billing and subsequent collection of a significant customer receivable which had previously been deferred. Total inventory levels, after the reclassification of engineering test items into fixed assets, resulted in increased raw material and work in process inventory levels of $1.7 million. Work in process inventory increased primarily due to a significant order, prepaid by the customer, for which all components were received prior to the end of the first quarter but were not scheduled to be shipped until after the end of the quarter.

The increase in the net balance of property, plant and equipment of $2.0 million from $2.9 million at March 31, 1996 to $4.9 million at June 30, 1996 reflects capital expenditures of approximately $0.5 million, depreciation expense of $0.6 million, and the capitalization of approximately $2.1 in engineering test equipment, previously classified as finished goods inventory. Deferred offering costs of $0.7 million were incurred in conjunction with the Company's initial public offering and will be offset against the cash proceeds received from the Company's initial public offering in the second quarter.

Total current liabilities decreased from $12.9 million at March 31, 1996 to $11.4 million at June 30, 1996. The increase in accrued liabilities of $0.5 million is a result of the timing of certain payments and an increase in the Company's warranty provision, necessitated by the increased level of system
shipments.   The decline in deferred revenue from $3.9 million at March 31, 1996 to $2.2 million at June 30, 1996 is due to the recognition of revenue on a significant customer contract which was previously deferred.

The decline in long-term debt is a result of reduced borrowing levels on the Company's revolving line of credit, as well as principal payments on the Company's outstanding term loans. On July 8, 1996, upon receiving the proceeds from the Company's initial public offering, the Company repaid the revolving line of credit, as well as the amounts outstanding under the Company's term loans.

                           PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations and the utilization of its revolving credit line. The Company's operating activities used net cash of approximately $1.1 million for the period ended June 30, 1996, primarily from reductions in net working capital. The Company's operating activities used net cash of approximately $0.1 million for the period ended June 30, 1995 primarily as a result the Company incurring a net loss for the period.

The Company's investing activities used approximately $0.4 million of cash for the quarter ended June 30, 1996, due to capital expenditures of $0.6 million and $0.2 million cash received from a note receivable. The Company's investing activities generated cash of approximately $2.9 million for the quarter ended June 30, 1995, primarily from the sale of the Company's headquarters for proceeds of $3.3 million, partially offset by the purchase of capital equipment of $.4 million.

Financing activities used net cash of approximately $1.8 million and $3.8 million for the three months ended June 30, 1996 and June 30, 1995, respectively. For the current period, debt repayments equaled $3.2 million while debt proceeds totaled $2.1 million. The Company expended approximately $.7 million for costs related to the Company's initial public offering. For the period ended June 30, 1995, the Company borrowed $1.7 million and paid principal payments on its long-term debt of $5.5 million.

On July 2, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock for $8.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $14.9 million. The total offering included 2,500,000 shares, of which 2,000,000 were offered and sold by the Company and 500,000 were offered and sold by stockholders. On August 6, 1996, the Company's underwriters exercised an over-allotment option for 121,000 million shares which netted the Company additional proceeds of approximately $0.9 million.


The Company believes that the cash generated from operations, together with the proceeds received from the Company's initial public offering, will be sufficient to meet its cash requirements at least through the end of fiscal year 1998.

                           PRINTRAK INTERNATIONAL INC.


PART II-OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

Item 2 - CHANGES IN SECURITIES

None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 1996, the Company submitted for approval for its stockholders by written consent, (a) the Company's 1996 Stock Incentive Plan, (b) the Employee Stock Purchase Plan and (c) and the Amended and Restated Certificate of Incorporation providing for the issuance of up to 5,000,000 shares of preferred stock. Such matters were approved by affirmation vote of holders of 7,136,400 shares, or 97.4% of the Company's common stock.

Item 5 - OTHER INFORMATION

None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRINTRAK INTERNATIONAL INC.
                                        (REGISTRANT)



                                        BY
                                           ------------------------------------
                                           Name:  Kevin McDonnell
                                           Title: Chief Financial Officer
                                                   and Director


Date:
     -------------------------