Form 10-Q
period 1996-09-30
PRINTRAK INTERNATIONAL INC
filed 1996-11-13
CIK 1013050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number:   000-20719
                        -------------

                             PRINTRAK INTERNATIONAL INC.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                                33-0070547
--------------------------                                    ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

1250 North Tustin Avenue  Anaheim, California                       92807
---------------------------------------------                   ------------
(Address of principal executive offices)                         (Zip Code)

                                   (714)  238-2000
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                 ---------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           X  Yes            No
                        ------         -----

    9,556,938 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of October 31, 1996.

                                      FORM 10-Q

                                       CONTENTS


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION

  Item 1:  Financial Statements
  -----------------------------
  Consolidated Balance Sheets at September 30, 1996
  (unaudited) and March 31, 1996 . . . . . . . . . . . . . . . . . .     1

  Unaudited Consolidated Statements of Operations for
  the three month periods ended September 30, 1996 and 1995. . . . .     2

  Unaudited Consolidated Statements of Operations for
  the six month periods ended September 30, 1996 and 1995. . . . . .     3

  Unaudited Consolidated Statements of Cash Flows for
  the six month periods ended September 30, 1996 and 1995. . . . . .     4

  Notes to the Consolidated Financial Statements . . . . . . . . . .     5

  Item 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . .     8


PART II -OTHER INFORMATION


  Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . .    15

  Item 2:  Changes in Securities . . . . . . . . . . . . . . . . . .    15

  Item 3:  Defaults upon Senior Securities . . . . . . . . . . . . .    15

  Item 4:  Submission of Matters to a Vote of Security Holders . . .    15

  Item 5:  Other Information . . . . . . . . . . . . . . . . . . . .    15

  Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    15

  Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

  Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                             PRINTRAK INTERNATIONAL INC.

                             CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996
                                    (IN THOUSANDS)


                                                                                     September 30,     March 31,
                                                                                         1996            1996
                                                                                      (unaudited)
                                                                                     -------------    ----------

                                  ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,190       $  3,518
  Accounts receivable, net of allowances for doubtful accounts
    of $200 and $234 (Note 2). . . . . . . . . . . . . . . . . . . . . . . . .          14,892         11,086
  Inventories, net (Note 3). . . . . . . . . . . . . . . . . . . . . . . . . .           8,874          8,852
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .           1,119            363
                                                                                       -------        -------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          32,075         23,819

Property, plant and equipment - net  . . . . . . . . . . . . . . . . . . . . .           4,432          2,889
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,640          4,847
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             520          1,390
                                                                                       -------        -------
                                                                                      $ 41,667       $ 32,945
                                                                                       -------        -------
                                                                                       -------        -------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,580       $  4,761
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,051          3,116
  Current installments on long-term debt (Note 4). . . . . . . . . . . . . . .             161            888
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,513          3,904
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             139            234
                                                                                       -------        -------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .          10,444         12,903

Long-term debt, less current installments (Note 4) . . . . . . . . . . . . . .           1,703          5,614
                                                                                       -------        -------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,147         18,517

Stockholders' equity:
  Common stock ($.0001 par value; 20,000,000 shares authorized;
   9,554,200 and 7,323,200 shares issued and outstanding)  . . . . . . . . . .               1              1
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .          15,023            308
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,812         14,352
  Note receivable from stockholder . . . . . . . . . . . . . . . . . . . . . .           ( 300)          (300)
  Cumulative foreign exchange translation adjustment . . . . . . . . . . . . .             (16)             67
                                                                                       -------        -------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .          29,520         14,428
                                                                                       -------        -------
                                                                                      $ 41,667       $ 32,945
                                                                                       -------        -------
                                                                                       -------        -------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                    (IN THOUSANDS)


                                                                Three months    Three months
                                                                    ended          ended
                                                                September 30,   September 30,
                                                                     1996           1995
                                                                -------------   -------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 11,046       $  5,397
Maintenance. . . . . . . . . . . . . . . . . . . . . . . .           2,407          2,546
                                                                   -------        -------
  Total revenues . . . . . . . . . . . . . . . . . . . . .          13,453          7,943

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . .           6,210          3,476
Maintenance. . . . . . . . . . . . . . . . . . . . . . . .           1,354          1,298
                                                                   -------        -------
  Total cost of revenues . . . . . . . . . . . . . . . . .           7,564          4,774

  Gross profit . . . . . . . . . . . . . . . . . . . . . .           5,889          3,169

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . .           2,748          2,121
Selling, general and administrative  . . . . . . . . . . .           2,676          2,361
                                                                   -------        -------
  Total operating expenses . . . . . . . . . . . . . . . .           5,424          4,482

  Operating income (loss). . . . . . . . . . . . . . . . .             465         (1,313)

Other income . . . . . . . . . . . . . . . . . . . . . . .               4            300
                                                                   -------        -------

  Income (loss) before provision for income taxes. . . . .             469         (1,013)

Provision (benefit) for income taxes . . . . . . . . . . .             164           (168)
                                                                   -------        -------

  Net income (loss). . . . . . . . . . . . . . . . . . . .        $    305       $   (845)
                                                                   -------        -------
                                                                   -------        -------

  Net income (loss) per share  (Note 5). . . . . . . . . .         $   .03         $ (.12)
                                                                    ------          -----
                                                                    ------          -----

  Weighted average shares outstanding. . . . . . . . . . .           9,955          7,202


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTH PERIODS
                          ENDED SEPTEMBER 30, 1996 AND 1995
                                   (IN THOUSANDS)

                                                                 Six months     Six months
                                                                    ended          ended
                                                                September 30,   September 30,
                                                                     1996           1995
                                                                -------------   -------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 20,719       $ 10,587
Maintenance. . . . . . . . . . . . . . . . . . . . . . . .           4,854          5,089
                                                                   -------        -------
  Total revenues . . . . . . . . . . . . . . . . . . . . .          25,573         15,676

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . .          11,125          6,544
Maintenance. . . . . . . . . . . . . . . . . . . . . . . .           2,634          2,528
                                                                   -------        -------
  Total cost of revenues . . . . . . . . . . . . . . . . .          13,759          9,072

  Gross profit . . . . . . . . . . . . . . . . . . . . . .          11,814          6,604

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . .           5,386          4,296
Selling, general and administrative  . . . . . . . . . . .           5,520          4,657
                                                                   -------        -------
  Total operating expenses . . . . . . . . . . . . . . . .          10,906          8,953

  Operating income (loss). . . . . . . . . . . . . . . . .             908         (2,349)

Other income (expense) . . . . . . . . . . . . . . . . . .            (203)           541
                                                                   -------        -------

  Income (loss) before provision for income taxes. . . . .             705         (1,808)

Provision (benefit) for income taxes . . . . . . . . . . .             249           (300)
                                                                   -------        -------

  Net income (loss). . . . . . . . . . . . . . . . . . . .        $    456       $ (1,508)
                                                                   -------        -------
                                                                   -------        -------

  Net income (loss) per share  (Note 5). . . . . . . . . .        $    .05       $   (.21)
                                                                   -------        -------
                                                                   -------        -------

  Weighted average shares outstanding. . . . . . . . . . .           8,836          7,201


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               PRINTRAK INTERNATIONAL INC.

                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTH PERIODS
                           ENDED SEPTEMBER 30, 1996 AND 1995
                                    (IN THOUSANDS)

                                                                      Six months     Six months
                                                                         ended          ended
                                                                     September 30,   September 30,
                                                                          1996           1995
                                                                     -------------   -------------

Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .       $    456      $  (1,508)
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .          1,437          1,956
  Amortization of deferred credit. . . . . . . . . . . . . . . .              -           (607)
  Loss (gain) on sale of fixed assets. . . . . . . . . . . . . .             25            (60)
  Deferred tax provision . . . . . . . . . . . . . . . . . . . .            207              -

   Changes in operating assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . . . .         (3,806)          (278)
    Inventories, net . . . . . . . . . . . . . . . . . . . . . .         (2,650)          (137)
    Prepaid expenses and other current assets. . . . . . . . . .           (756)          (222)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .         (2,181)           381
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . .          1,935            409
    Income taxes payable . . . . . . . . . . . . . . . . . . . .            (95)             -
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . .         (1,391)          (778)
                                                                       --------       --------
   Net cash used in operating activities . . . . . . . . . . . .         (6,819)          (844)

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .           (579)          (875)
  Proceeds from notes receivable . . . . . . . . . . . . . . . .            870              -
  Proceeds from sale of land and building. . . . . . . . . . . .              -          3,330
                                                                       --------       --------
  Net cash provided by investing activities. . . . . . . . . . .            291          2,455

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . .          3,929          5,694
  Principal payments on long-term debt . . . . . . . . . . . . .         (8,409)        (8,294)
  Net proceeds received from initial public offering . . . . . .         14,715              -
                                                                       --------       --------
  Net cash provided by (used in) financing activities. . . . . .         10,235         (2,600)

  Effect of exchange rate changes on cash balances . . . . . . .            (35)            47
Net increase (decrease) in cash and cash equivalents . . . . . .          3,672           (942)
Cash and cash equivalents, beginning of year . . . . . . . . . .          3,518          1,272
                                                                       --------       --------
Cash and cash equivalents, end of period . . . . . . . . . . . .       $  7,190       $    330
                                                                       --------       --------
                                                                       --------       --------

Non-Cash Transaction-Transfer of Inventory to Fixed Assets                2,628              -
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest expense . . . . . . .       $    168       $    259
                                                                       --------       --------
                                                                       --------       --------
  Cash paid during the period for income taxes . . . . . . . . .       $    125       $     19
                                                                       --------       --------
                                                                       --------       --------


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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of and for the three month and six month periods ended September
30, 1996 and 1995.   The results of operations for the three month period ended
September 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1997. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's S-1 registration statement.

CERTAIN TRANSACTIONS

During the six month period, the Company had outstanding loans from certain related parties, including a promissory note to Richard M. Giles, the Company's Chairman, President and Chief Executive Officer for $150,000. In conjunction with the completion of the initial public offering, Mr. Giles repaid the $150,000, along with accrued interest.

The Company also had outstanding a promissory note to RICOL, LLC, a company controlled by Mr. Giles, for the principal amount of $1,230,000. On July 8, 1996, RICOL, LLC prepaid $730,000 of principal and accrued interest on the promissory note, and in recognition of this payment, the Company's Board of Directors amended certain terms of the note, as follows: the principal amount of the note is reduced to $500,000, the entire principal balance is payable in seven years or upon sale of the property, and the interest rate on the principal is reduced from 10% the published prime rate of the Company's bank.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                       September 30,
                                                           1996        March 31,
                                                        (unaudited)      1996
                                                        -----------    ---------
    Billed receivables . . . . . . . . . . . . .       $  8,273       $  6,005
    Unbilled receivables . . . . . . . . . . . .          6,819          5,315
                                                        --------       --------
                                                         15,092         11,320
    Less allowance for doubtful accounts . . . .           (200)          (234)
                                                        --------       --------
                                                         14,892         11,086
                                                        --------       --------
                                                        --------       --------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

Inventories consist of the following:

                                                      September 30,    March 31,
                                                          1996            1996
                                                      (unaudited)
                                                      -----------      ---------
    Raw materials. . . . . . . . . . . . . . . .       $  3,982       $  2,707
    Work in process. . . . . . . . . . . . . . .          4,941          4,319
    Finished goods . . . . . . . . . . . . . . .            620          2,183
                                                       --------       --------
                                                          9,543          9,209
    Less allowance for inventory obsolescence. .           (669)          (357)
                                                       --------       --------
                                                          8,874          8,852
                                                       --------       --------
                                                       --------       --------

4.  DEBT

Debt consists of the following:

                                                      September 30,    March 31,
                                                          1996           1996
                                                      (unaudited)
                                                      -----------      ---------
    Revolving line of credit with bank . . . . .       $  1,200       $  4,200
    Term loans with bank . . . . . . . . . . . .          -              1,996
    Obligations under capital leases . . . . . .            664            306
                                                        -------        -------
       Total debt. . . . . . . . . . . . . . . .          1,864          6,502
    Less current installments of
       long-term debt. . . . . . . . . . . . . .           (161)          (888)
                                                        -------        -------
                                                          1,703          5,614
                                                        -------        -------
                                                        -------        -------

On July 8, 1996, upon receiving the proceeds from the Company's initial public offering, the Company repaid the revolving line of credit which equaled $3.4 million at the pay-off date, as well as the $1.7 million outstanding under term loans with the same bank.

On August 12, 1996, the Company signed a new revolving credit agreement which provides for a total of $15 million in secured borrowings and bears interest at variable rates. The loan is scheduled to mature July 31, 1998, and as of September 30, 1996, the Company had approximately $13.8 million of available borrowings.

The revolving credit agreement contains certain financial and other covenants with which the Company must comply on an on-going basis. Management believes the Company is in compliance with all terms and covenants of this agreement at September 30, 1996.

5.  NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are not included for the three month and six month periods ended September 30, 1995 as the effect would be anti-dilutive. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding as of the beginning of the period.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended September 30, 1996 with the three-month period ended September 30, 1995, as well as the six-month period ended September 30, 1996 with the six-month period ended September 30, 1995. This discussion should be read in conjunction with the financial statements and associated notes.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995


TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation; and maintenance revenues related to hardware and software support.

Revenues equaled $13.5 million for the quarter ended September 30, 1996, increasing 69.4% from revenues of $7.9 million for the quarter ended September 30, 1995. System revenues experienced an increase of 104.7% or $5.6 million to approximate $11.0 million for the second quarter, up from $5.4 million for the second quarter of the previous year. The increase in revenue for the second quarter is attributable to a broadening of the Company's new customer base, increased market acceptance of the Company's AFIS 2000 series of products among existing customers, as well as revenue growth in the Livescan booking station product line. Of the Company's total system revenues for the quarter ended September 30, 1996, approximately 55% was derived from new customer revenue, while 45% resulted from additional revenue to existing customers.

Maintenance revenues equaled $2.4 million for the quarter ended September 30, 1996, decreasing 5.5% from revenues of $2.5 million for the quarter ended September 30, 1995. The decline in maintenance revenues is the result of a number of customer AFIS 2000 system upgrades which, although they yield increased system revenue, reduce maintenance revenues during such customers' warranty periods.

The Company's quarterly revenues have in the past, and in the future may be expected to fluctuate significantly. These fluctuations are the result of a variety of factors, including: the Company's delivery cycle, variations in order size, variations in product mix and the timing of orders.


GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing labor and overhead, file conversion costs and maintenance expenses.

Overall gross profit increased to $5.9 million for the quarter ended September 30, 1996 in comparison to $3.2 million for the quarter ended September 30, 1995. This resulted in an increase in gross profit of $2.7 million or 85.8%. Gross margin was 43.8% for the three months ended September 30, 1996, up from 39.9% for the three months ended September 30, 1995. The gross profit for system revenues increased to $4.8 million for the quarter ended September 30, 1996 from $1.9 million for the same quarter in fiscal year 1996. Furthermore, this increase in system gross profit boosted the system gross margin to 43.8% from 35.6% for the second quarter of the previous year. Gross margin related to maintenance revenues decreased to 43.7% for the second quarter of the current year in comparison to 49.0% for the second quarter of the previous year.
Overall maintenance gross profit declined $.2 million from $1.2 million for the quarter ended September 30, 1995 to $1.0 million for the quarter ended September 30, 1996.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


The overall increase in system gross margin is attributable to $0.6 million of software amortization, present in the second quarter of the prior year but absent in the current quarter because all capitalized software was fully amortized in the fourth quarter of the previous fiscal year. The reduction in the Company's maintenance revenue margin is the result of increased maintenance support costs without a corresponding increase in the price of maintenance support service. The Company's margin may be affected quarter-to-quarter by several factors, including the proportion of total revenues derived from competitive bid processes and the mix of products sold.


RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses increased 29.6% to $2.7 million for the quarter ended September 30, 1996, up from $2.1 million for the quarter ended September 30, 1995. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research, as well as engineering enhancement of existing products and additional depreciation expense associated with the capitalization of equipment used principally for development efforts. RD&E expenses, as a percentage of revenues, decreased to 20.4% for the three month period ended September 30, 1996, down from 26.7% for the same period of the previous year, primarily due to the increased level of total revenues.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses and other marketing expenses.

For the three month period ended September 30, 1996, SG&A expenses increased to $2.7 million from $2.4 million for the three month period ended September 30, 1995. This reflects an overall SG&A expense increase of $0.3 million or 13.3% between the first quarter of fiscal year 1996 and the first quarter of fiscal year 1995. The increase in SG&A expenses results from increased sales and administrative salary expense to support the infrastructure of a higher level of revenues, as well as increased professional fees. SG&A expenses, as a percentage of revenues, decreased to 19.9% for the three months ended September 30, 1996, down from 29.7% for the same three months of the previous year, due primarily to the increased level of total revenues.


OTHER INCOME (EXPENSE)

Other income for the quarter ended September 30, 1996 equaled $4,000 in comparison to $300,000 of other income for the quarter ended September 30, 1995. Other income for the period ended September 30, 1996 is associated with $107,000 in interest income, offset by interest expense of $37,000 and other expenses of approximately $66,000. For the quarter ended September 30, 1995, other income resulted from the amortization of a deferred credit which became fully utilized in March, 1996.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


PROVISION (BENEFIT) FOR INCOME TAXES

Income tax expense for the quarter ended September 30, 1996 equaled $164,000 in comparison to a benefit of $168,000 for the quarter ended September 30, 1995. This represents an overall increase in tax expense of $332,000. The Company's tax provision is based on a statutory rate of 35% and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.


SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1995


TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation; and maintenance revenues related to hardware and software support.

Revenues increased 63.1% to $25.6 million for the six months ended September 30, 1996 from $15.7 million for the six months ended September 30, 1995. System revenues increased 95.7% or $10.1 million to $20.7 million for the six month period ended September 30, 1996, up from $10.6 million for the six month period ended September 30, 1995. The increase in revenue for the first two quarters is attributable to continued increased market acceptance of the Company's AFIS 2000 series of products and revenue growth in the Livescan booking station product line.

Maintenance revenues equaled $4.9 million for the six months ended September 30, 1996, decreasing 4.6% from revenues of $5.1 million for the six months ended September 30, 1995. The decline in maintenance revenues is the result of a number of customer AFIS 2000 system upgrades which, although they yield increased system revenue, reduce maintenance revenues during such customers' warranty periods.


GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing labor and overhead, file conversion costs and maintenance expenses.

Overall gross profit equaled $11.8 million for the six months ended September 30, 1996, up from $6.6 million for the six months ended September 30, 1995 and resulting in a gross profit increase of $5.2 million or 78.9%. Gross margin increased to 46.2% for the six months ended September 30, 1996 from 42.1% for the six months ended September 30, 1995. The gross profit for system revenues increased to $9.6 million for the six month period ended September 30, 1996 in comparison to $4.0 million for the same period in fiscal year 1996. Additionally, system gross margin equaled 46.3% for the six month period, up from 38.2% for the six month period of the previous year. Gross margin related to maintenance revenues declined to 45.7% for the current six month period in comparison to 50.3% for the six months ended September 30, 1995. Overall maintenance gross profit declined $.3 million from $2.5 million for the six months of the prior year to $2.2 million for the six months of the current year.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

The overall increase in system gross margin is related to $1.1 million of software amortization, present in the prior year but absent in the current year because all capitalized software was fully amortized in the fourth quarter of the previous fiscal year. The reduction in the Company's maintenance revenue margin is the result of increased maintenance support costs without a corresponding increase in the price of maintenance support service.


RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E expenses increased 25.4% to $5.4 million for six months ended September 30, 1996 which represents a $1.1 million increase from prior year expense of $4.3 million. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research and engineering enhancement of existing products. Furthermore, depreciation expense associated with the capitalization of development equipment has increased approximately $180,000 over previous year levels. RD&E expenses, as a percentage of revenues, decreased to 21.1% for the six months ended September 30, 1996, down from 27.4% for the same six month period of the previous year, primarily due to the increased level of total revenues which promotes improved operating expense leverage.


SELLING, GENERAL AND ADMINISTRATIVE

For the six month period ended September 30, 1996, SG&A expenses increased to $5.5 million from $4.7 million for the period ended September 30, 1995. This reflects an overall SG&A expense increase of $0.8 million or 18.5% between the first two quarters of fiscal year 1997 and the first two quarters of fiscal year 1996. The increase in SG&A expenses results from increased sales and administrative salary expense to support the infrastructure of a higher level of revenues, increased travel and recruiting fees, as well as increased professional fees. SG&A expenses, as a percentage of revenues, decreased to 21.6% for the six months ended September 30, 1996, down from 29.7% for the same period of the previous year, due primarily to the improved operating expense leverage resulting from an increased level of total revenues.


OTHER INCOME (EXPENSE)

Other expense for the six months ended September 30, 1996 equaled $203,000 in comparison to $541,000 of other income for the six months ended September 30, 1995. Other expense for the six month period ended September 30, 1996 is primarily associated with interest expense of approximately $169,000, partially offset by interest income, and certain other expenses incurred during the period. For the six months ended September 30, 1995, other income of approximately $541,000 resulted primarily from the amortization of a deferred credit which became fully utilized in March, 1996, offset by interest expense associated with the Company's revolving line of credit and term loans.


PROVISION FOR INCOME TAXES

Income tax expense for the six months ended September 30, 1996 equaled $249,000 in comparison to a benefit of $300,000 for the six months ended September 30, 1995. This represents an overall increase in tax expense of $549,000. The Company's tax provision is based on a statutory rate of 35% and reflects the impact of state and foreign taxes and the utilization of limited net operating loss carryforwards.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

SYSTEM BACKLOG

The Company measures its backlog of system revenues based on orders for which contracts or purchase orders have been signed, but which have not been shipped and for which revenues have not been recognized. At September 30, 1996, the Company's system revenues backlog was approximately $24.9 million, compared to $28.8 million at March 31, 1996. The reduction in the Company's backlog was primarily due to the fact that the Company made significant shipments during the period while several orders were awarded during the period but the contracts were not finalized contracts prior to September 30, 1996.

Substantially all of the Company's backlog as of September 30, 1996 is expected to be shipped during the current fiscal year. However, certain orders comprising backlog may set forth requirements for custom software development or data file conversion which may require extensive work to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could result in the cancellation of the related order. Furthermore, variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.


FINANCIAL CONDITION

Cash and cash equivalents increased from $3.5 million at March 31, 1996 to $7.2 million at September 30, 1996 due to the receipt of the net proceeds from the Company's initial public offering, offset in part by the repayment of debt. Trade receivables rose $3.8 million from $11.1 million at March 31, 1996 to $14.9 million at September 30, 1996 primarily as a result of increased revenues and a significant customer balance which remained unbilled at September 30, 1996 because of terms within the customer's contract. Total inventory levels remained consistent period over period as the reclassification of engineering test items into fixed assets was offset by increased production inventory because the Company had already received a significant portion of the materials needed for third quarter shipments. The increase in prepaid expenses is primarily attributable to a prepaid sales commission and prepaid quarterly income taxes.

The increase in the net balance of property, plant and equipment of $1.5 million from $2.9 million at March 31, 1996 to $4.4 million at September 30, 1996 reflects capital expenditures of approximately $0.6 million, depreciation expense of $1.2 million, and the capitalization of approximately $2.6 in engineering test equipment, previously classified as finished goods inventory. Additionally, the Company wrote off certain fixed assets which had been reserved in a previous period. Other assets decreased upon receiving a $.7 million prepayment on a note receivable outstanding from RICOL, LLC, a company controlled by Richard M. Giles, the Company's Chairman, President and Chief Executive Officer.

Total current liabilities decreased from $12.9 million at March 31, 1996 to $10.4 million at September 30, 1996. The decline in accounts payable is attributable to the timing of vendor payments. The increase in accrued liabilities of $1.9 million is partially associated with an increase in the Company's warranty provision, necessitated by the increased level of system shipments. Furthermore, an increase in certain other accruals contributed to
the increase in accrued liabilities .   The decline in deferred revenue from
$3.9 million at March 31, 1996 to $2.5 million at September 30, 1996 is due to the recognition of revenue on a significant customer contract which had been previously deferred.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


The decline in total debt is a result of reduced borrowings under the Company's new revolving line of credit. After receiving the proceeds from the Company's initial public offering, the Company repaid amounts outstanding on the Company's revolving line of credit, as well as amounts outstanding under the Company's term loans. As such, the Company's overall debt balance declined $4.6 million to $1.9 million at September 30, 1996, down from $6.5 million at March 31, 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations, the utilization of its revolving credit line and cash provided by its initial public offering. The Company's operating activities used net cash of approximately $6.8 million for the period ended September 30, 1996, primarily as a result of reductions in working capital. The Company's operating activities used net cash of approximately $0.8 million for the period ended September 30, 1995 because the Company incurred a substantial net loss for the period.

The Company's investing activities provided approximately $.3 million of cash for the six months ended September 30, 1996, due to capital expenditures of $0.6 million and $0.9 million cash received from the collection of a note receivable. The Company's investing activities generated cash of approximately $2.5 million for the six months ended September 30, 1996, primarily from the sale of the Company's headquarters for proceeds of $3.3 million, partially offset by the purchase of capital equipment of $.8 million.

Financing activities provided net cash of approximately $10.2 million for the six months ended September 30, 1996 while financing activities for the six months ended September 30, 1995 used net cash of $2.6 million. For the current period, net debt repayments equaled $4.5 million. Net proceeds of approximately $14.7 million were realized from the Company's initial public offering. For the period ended September 30, 1995, the Company borrowed $5.7 million and paid principal payments on its long-term debt of $8.3 million.

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

None.

Item 5 - OTHER INFORMATION

None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

10.1 Loan Agreement between Union Bank and Printrak International Inc. dated August 12, 1996

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PRINTRAK INTERNATIONAL INC.
                        (REGISTRANT)



                        BY   ______________________________________________
                             Name:     Kevin McDonnell
                             Title:    Chief Financial Officer and Director

Date:_________________________

                                    EXHIBIT INDEX

Exhibit No:                  Title                                   Page
-----------                  -----                                   ----

10.1                    Loan Agreement with Union Bank                18

27                      Financial Data Schedule