Form 10-Q
period 1996-12-31
PRINTRAK INTERNATIONAL INC
filed 1997-02-13
CIK 1013050

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                          OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission File Number:   000-20719
                        ------------

                             PRINTRAK INTERNATIONAL INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Delaware                                                    33-0070547
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)
Identification No.)

1250 North Tustin Avenue  Anaheim, California                      92807
----------------------------------------------                  ------------
(Address of principal executive offices)                         (Zip Code)

                                   (714)  238-2000
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                 ----------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          X   Yes         No
                         -----      -----

    9,670,939 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of January 31, 1997.

--------------------------------------------------------------------------------

                                      FORM 10-Q

                                       CONTENTS


                                                                          Page Number
                                                                          -----------
PART I - FINANCIAL INFORMATION

    ITEM 1:  FINANCIAL STATEMENTS

    Consolidated Balance Sheets at December 31, 1996 (unaudited)
    and March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .        1

    Unaudited Consolidated Statements of Operations for the three month
    periods ended December 31, 1996 and 1995. . . . . . . . . . . . .        2

    Unaudited Consolidated Statements of Operations for the nine month
    periods ended December 31, 1996 and 1995. . . . . . . . . . . . .        3

    Unaudited Consolidated Statements of Cash Flows for the nine month
    periods ended December 31, 1996 and 1995. . . . . . . . . . . . .        4

    Notes to the Consolidated Financial Statements. . . . . . . . . .        5

    Item 2:  Management's Discussion and Analysis of Financial Condition
    and Results of Operations . . . . . . . . . . . . . . . . . . . .        8


PART II - OTHER INFORMATION


    Item 1:Legal Proceedings. . . . . . . . . . . . . . . . . . . . .       15

    Item 2:Changes in Securities. . . . . . . . . . . . . . . . . . .       15

    Item 3:Defaults upon Senior Securities. . . . . . . . . . . . . .       15

    Item 4:Submission of Matters to a Vote of Security Holders. . . .       15

    Item 5:Other Information. . . . . . . . . . . . . . . . . . . . .       15

    Item 6:Exhibits and Reports on Form 8-K . . . . . . . . . . . . .       15

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

    Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .       17


                             PRINTRAK INTERNATIONAL INC.

                             CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 31, 1996 AND MARCH 31, 1996
                                    (IN THOUSANDS)


                                                                       December 31,     March 31,
                                                                          1996            1996
                                                                        (unaudited)
                                                                        -----------     ---------
                             ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .$   3,482      $   3,154
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .    4,547            364
   Accounts receivable, net of allowances for doubtful accounts
      of $200 and $234 (Note 2). . . . . . . . . . . . . . . . . . . . .   19,565         11,086
   Inventories, net (Note 3) . . . . . . . . . . . . . . . . . . . . . .    6,021          8,852
   Prepaid expenses and other current assets . . . . . . . . . . . . . .      576            363
                                                                          --------      --------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .   34,191         23,819

Property, plant and equipment - net. . . . . . . . . . . . . . . . . . .    4,217          2,889
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .    3,410          4,847
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      525          1,390
                                                                          --------      --------
                                                                         $  42,343     $  32,945
                                                                          --------      --------
                                                                          --------      --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .$   1,044      $   4,761
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    4,239          3,116
   Current installments on long-term debt (Note 4) . . . . . . . . . . .      163            888
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,177          3,904
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .      410            234
                                                                          --------      --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . .    8,033         12,903

Long-term debt, less current installments (Note 4) . . . . . . . . . . .    1,161          5,614
                                                                          --------      --------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .    9,194         18,517

Stockholders' equity:
   Common stock ($.0001 par value; 20,000,000 shares authorized;
   9,648,075 and 7,323,200 shares issued and outstanding). . . . . . . .        3              1
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .   15,619            308
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .   17,703         14,352
   Note receivable from stockholder. . . . . . . . . . . . . . . . . . .   ( 300)          (300)
   Cumulative foreign exchange translation adjustment. . . . . . . . . .      124             67
                                                                          --------      --------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .   33,149         14,428
                                                                          --------      --------
                                                                      $    42,343      $  32,945
                                                                          --------      --------
                                                                          --------      --------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.

                     UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTH PERIODS
                           ENDED DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Three months         Three months
                                                              ended                 ended
                                                           December 31,         December 31,
                                                               1996                  1995
                                                           ------------         ------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . .    $  15,773            $  15,280
Maintenance. . . . . . . . . . . . . . . . . . . . . . .        2,444                2,343
                                                              --------            --------
   Total revenues. . . . . . . . . . . . . . . . . . . .       18,217               17,623

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . .        7,259                8,395
Maintenance. . . . . . . . . . . . . . . . . . . . . . .        1,205                1,400
                                                              --------            --------
   Total cost of revenues. . . . . . . . . . . . . . . .        8,464                9,795

     Gross profit. . . . . . . . . . . . . . . . . . . .        9,753                7,828

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . .        2,555                2,200
Selling, general and administrative. . . . . . . . . . .        2,835                2,685
                                                              --------            --------
   Total operating expenses. . . . . . . . . . . . . . .        5,390                4,885

     Operating income. . . . . . . . . . . . . . . . . .        4,363                2,943

Other income . . . . . . . . . . . . . . . . . . . . . .          172                  204
                                                              --------            --------

   Income before provision for income taxes. . . . . . .        4,535                3,147

Provision for income taxes . . . . . . . . . . . . . . .        1,645                  522

   Net income. . . . . . . . . . . . . . . . . . . . . .    $   2,890            $   2,625
                                                              --------            --------
                                                              --------            --------

   Net income per share  (Note 5). . . . . . . . . . . .    $     .29            $     .34
                                                              --------            --------
                                                              --------            --------

   Weighted average shares outstanding . . . . . . . . .       10,106                7,666


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.

                     UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE NINE MONTH PERIODS
                           ENDED DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            Nine months          Nine months
                                                              ended                 ended
                                                           December 31,         December 31,
                                                               1996                  1995
                                                           ------------         ------------


REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . .     $ 36,493             $ 25,867
Maintenance. . . . . . . . . . . . . . . . . . . . . . .        7,296                7,432
                                                              --------            --------
   Total revenues. . . . . . . . . . . . . . . . . . . .       43,789               33,299

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . .       18,386               14,939
Maintenance. . . . . . . . . . . . . . . . . . . . . . .        3,838                3,928
                                                              --------            --------
   Total cost of revenues. . . . . . . . . . . . . . . .       22,224               18,867

     Gross profit. . . . . . . . . . . . . . . . . . . .       21,565               14,432

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . .        7,940                6,496
Selling, general and administrative. . . . . . . . . . .        8,356                7,342
                                                              --------            --------
   Total operating expenses. . . . . . . . . . . . . . .       16,296               13,838

     Operating income. . . . . . . . . . . . . . . . . .        5,269                  594

Other income (expense) . . . . . . . . . . . . . . . . .          (30)                 745
                                                              --------            --------

   Income before provision for income taxes. . . . . . .        5,239                1,339

Provision for income taxes . . . . . . . . . . . . . . .        1,894                  222
                                                              --------            --------

   Net income. . . . . . . . . . . . . . . . . . . . . .     $  3,345             $  1,117
                                                              --------            --------
                                                              --------            --------

   Net income per share  (Note 5). . . . . . . . . . . .     $    .36             $    .15
                                                              --------            --------
                                                              --------            --------

   Weighted average shares outstanding . . . . . . . . .        9,308                7,509



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTH PERIODS
                           ENDED DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Nine months          Nine months
                                                              ended                 ended
                                                           December 31,         December 31,
                                                               1996                  1995
                                                           ------------         ------------




Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . .     $  3,345             $  1,117
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . .        2,062                2,882
   Amortization of deferred credit . . . . . . . . . . .            -                 (905)
   Loss (gain) on sale of fixed assets . . . . . . . . .           26                  (60)
   Deferred tax provision. . . . . . . . . . . . . . . .        1,437                    -

   Changes in operating assets and liabilities:
     Accounts receivable, net. . . . . . . . . . . . . .       (8,479)              (4,575)
     Inventories, net. . . . . . . . . . . . . . . . . .           25                  596
     Prepaid expenses and other current assets . . . . .         (218)                 (65)
     Accounts payable and other current liabilities. . .       (3,541)               1,494
     Accrued liabilities . . . . . . . . . . . . . . . .        1,123                  656
     Deferred revenue. . . . . . . . . . . . . . . . . .       (1,727)                (659)
                                                              --------            --------
   Net cash (used in) provided by operating activities .       (5,947)                 481

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . .         (834)              (1,787)
   Proceeds from notes receivable. . . . . . . . . . . .          870                    -
   Purchases of short-term investments . . . . . . . . .       (4,093)                   -
   Proceeds from sale of land and building . . . . . . .            -                3,330
                                                              --------            --------
   Net cash (used in) provided by investing activities .       (4,057)               1,543

Cash flows from financing activities:
   Proceeds from long-term debt. . . . . . . . . . . . .        4,709                6,750
   Principal payments on long-term debt. . . . . . . . .       (9,709)              (8,294)
   Net proceeds received from stock options. . . . . . .          596                    -
   Net proceeds received from initial public offering. .       14,715                    -
                                                              --------            --------
   Net cash provided by (used in) financing activities .       10,311               (1,544)

   Effect of exchange rate changes on cash balances. . .           21                   46
Net increase in cash and cash equivalents. . . . . . . .          328                  526
Cash and cash equivalents, beginning of year . . . . . .        3,154                1,272
                                                              --------            --------
Cash and cash equivalents, end of period . . . . . . . .     $  3,482             $  1,798
                                                              --------            --------
                                                              --------            --------

Non-Cash Transaction-Transfer of Inventory to Fixed Assets      2,806                    -
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest expense. . .     $    215             $    332
                                                              --------            --------
                                                              --------            --------

   Cash paid during the period for income taxes. . . . .     $    141             $     50
                                                              --------            --------
                                                              --------            --------

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

On July 2, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock for $8.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $14.9 million. The total offering included 2,500,000 shares, of which 2,000,000 were offered and sold by the Company and 500,000 were offered and sold by the stockholders. On August 6, 1996, the Company's underwriters exercised an over-allotment option for 121,000 shares which netted the Company additional proceeds of approximately $.9 million.


BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of and for the three month and nine month periods ended December
31, 1996 and 1995.   The results of operations for the three month period ended
December 31, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1997. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's S-1 registration statement.

CERTAIN TRANSACTIONS

During the nine month period, the Company had outstanding loans from certain related parties, including a promissory note from Richard M. Giles, the Company's Chairman, President and Chief Executive Officer for $150,000. In conjunction with the completion of the initial public offering on July 2, 1996, Mr. Giles repaid the $150,000, along with accrued interest.

The Company also had outstanding a promissory note from RICOL, LLC, a company controlled by Mr. Giles, for the principal amount of $1,230,000. On July 8, 1996, RICOL, LLC prepaid $730,000 of principal and accrued interest on the promissory note, and in recognition of this payment, the Company's Board of Directors amended certain terms of the note, as follows: the principal amount of the note was reduced to $500,000, the entire principal balance is payable in seven years or upon sale of the property, and the interest rate on the principal is reduced from 10% to the published prime rate of the Company's bank.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:



                                                           December 31,          March 31,
                                                               1996                1996
                                                           (unaudited)           --------
                                                           ------------


   Billed receivables. . . . . . . . . . . . . . . . . .    $  11,463             $  6,005
   Unbilled receivables. . . . . . . . . . . . . . . . .        8,302                5,315
                                                            ---------             --------
                                                               19,765               11,320
   Less allowance for doubtful accounts. . . . . . . . .         (200)                (234)
                                                            ---------             --------
                                                            $  19,565              $11,086
                                                            ---------             --------
                                                            ---------             --------


Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES
Inventories consist of the following :



                                                           December 31,          March 31,
                                                               1996                1996
                                                           (unaudited)           --------
                                                           ------------
   Raw materials . . . . . . . . . . . . . . . . . . . .     $  3,342             $  2,707
   Work in process . . . . . . . . . . . . . . . . . . .        2,433                4,319
   Finished goods. . . . . . . . . . . . . . . . . . . .          688                2,183
                                                            ---------             --------
                                                                6,463                9,209
   Less allowance for inventory obsolescence . . . . . .         (442)                (357)
                                                            ---------             --------
                                                             $  6,021            $   8,852
                                                             ---------            --------
                                                             ---------            --------



4.  DEBT
Debt consists of the following:



                                                           December 31,          March 31,
                                                               1996                1996
                                                           (unaudited)           --------
                                                           ------------
   Revolving line of credit with bank. . . . . . . . . .    $     700             $  4,200
   Term loans with bank. . . . . . . . . . . . . . . . .            -                1,996
   Obligations under capital leases. . . . . . . . . . .          624                  306
                                                            ---------             --------
      Total debt . . . . . . . . . . . . . . . . . . . .        1,324                6,502
   Less current installments of
      long-term debt . . . . . . . . . . . . . . . . . .         (163)                (888)
                                                            ---------             --------
                                                             $  1,161             $  5,614
                                                            ---------             --------
                                                            ---------             --------


On July 8, 1996, upon receiving the proceeds from the Company's initial public offering, the Company repaid the revolving line of credit which equaled $3.4 million at the pay-off date, as well as the $1.7 million outstanding under term loans with the same bank.

On August 12, 1996, the Company signed a new revolving credit agreement which provides for a total of $15 million in secured borrowings and bears interest at variable rates. The loan is scheduled to mature July 31, 1998, and as of December 31, 1996, the Company had approximately $14.3 million of available borrowings.

Additionally, the Company signed a revolving loan agreement on January 30, 1997 which provides an additional $5 million in secured borrowings. The revolving loan agreement, which bears interest at variable rates and expires on January 31, 2001, provides that loan proceeds be used for general working capital purposes, including acquisitions.

The revolving credit agreement contains certain financial and other covenants with which the Company must comply on an on-going basis. Management believes the Company is in compliance with all terms and covenants of this agreement at December 31, 1996.


5.  NET INCOME AND NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding as of the beginning of the period.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended December 31, 1996 with the three-month period ended December 31, 1995, as well as the nine-month period ended December 31, 1996 with the nine-month period ended December 31, 1995. This discussion should be read in conjunction with the financial statements and associated notes.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1995


TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation; and maintenance revenues related to hardware and software support.

Revenues were $18.2 million for the quarter ended December 31, 1996, increasing 3.4% from revenues of $17.6 million for the quarter ended December 31, 1995. System revenues experienced an increase of 3.3% or $.5 million to approximate $15.8 million for the third quarter, up from $15.3 million for the third quarter of the previous year. The most significant revenue contributor for the current period was the shipment of a significant document imaging system to the Company's largest customer.

Maintenance revenues equaled $2.4 million for the three-month period ended December 31, 1996, generally consistent with revenues of $2.3 million for the three-month period ended December 31, 1995. The modest increase in maintenance revenues is reflective of the expiration of warranty on some contracts. Upon expiration of system warranty, customers enter into maintenance agreements which yield revenue over the life of the maintenance agreement.

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

Overall gross profit increased to $9.8 million for the quarter ended December 31, 1996 in comparison to $7.8 million for the quarter ended December 31, 1995. This resulted in an increase in gross profit of $2.0 million or 25.6%. Gross margin was 53.8% for the three months ended December 31, 1996, up from 44.3% for the three months ended December 31, 1995. The gross profit for system revenues increased to $8.5 million for the quarter ended December 31, 1996 from $6.9 million for the same quarter of the previous fiscal year. The system gross margin increased to 53.8% for the current quarter from 45.1% for the third quarter of the previous year. Gross margin related to maintenance revenues increased to 50.0% for the third quarter of the current year in comparison to 39.1% for the third quarter of the previous year. Overall maintenance gross profit increased $.3 million to $1.2 million for the quarter ended December 31, 1996 from $.9 million for the quarter ended December 31, 1995.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


The overall increase in system gross margin is attributable to favorable order mix, increased sales volume, and $0.6 million of amortization expense, present in the third quarter of the prior year but absent in the current quarter because all remaining capitalized software was fully amortized in the fourth quarter of the previous fiscal year. The quarterly order mix also favorably contributed to system gross margin as several shipments had unusually high margins. The Company does not consider this mix to be representative of all quarters, and as such, does not expect system sales to consistently achieve such a high margin. The increase in the Company's maintenance revenue margin is reflective of an increased labor allocation to system cost of sales resulting from higher warranty costs in the current year. The Company's margin may be affected quarter-to-quarter by several factors, including the proportion of total revenues derived from competitive bid processes and the mix of products sold.


RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses increased 18.2% to $2.6 million for the quarter ended December 31, 1996, up from $2.2 million for the quarter ended December 31, 1995. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research, as well as engineering enhancement of existing products and additional depreciation expense associated with the capitalization of equipment used principally for development efforts. RD&E expenses, as a percentage of revenues, increased to 14.3% for the three month period ended December 31, 1996, up from 12.5% for the same period of the previous year, primarily due to increased research and development activity.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses and other marketing expenses.

For the three month period ended December 31, 1996, SG&A expenses increased to $2.8 million from $2.7 million for the three month period ended December 31, 1995. This reflects an overall SG&A expense increase of $0.1 million or 3.7% between the third quarter of the current year and the prior year's third quarter. The slight increase in SG&A expenses results from increased administrative salary expense to support the infrastructure of a higher level of revenues. Additionally, the Company invested in its direct sales force by increasing sales personnel and by establishing a sales commission plan which provides incentive payments based on the achievement of established goals. SG&A expenses, as a percentage of revenues, equaled 15.4% for the quarter ended December 31, 1996, consistent with 15.3% for the same period of the previous year.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

OTHER INCOME

Other income for the quarter ended December 31, 1996 equaled $172,000 in comparison to $204,000 of other income for the quarter ended December 31, 1995. Other income for the period ended December 31, 1996 is associated with $60,000 net interest income and other miscellaneous income items approximating $112,000. For the quarter ended December 31, 1995, other income resulted from the amortization of a deferred credit which became fully utilized in March 1996.


PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended December 31, 1996 equaled $1.6 million in comparison to expense of $.5 million for the quarter ended December 31, 1995. This represents an overall increase in tax expense of $1.1 million or 220%. The Company's current year tax provision is based on a statutory rate of 36% and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.


NINE MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 1995


TOTAL REVENUES

Revenues increased 31.5% to $43.8 million for the nine months ended December 31, 1996 from $33.3 million for the nine months ended December 31, 1995. System revenues increased 40.9% or $10.6 million to $36.5 million for the nine month period ended December 31, 1996, up from $25.9 million for the nine month period ended December 31, 1995. The increase in revenue is attributable to on-going increasing market acceptance of the Company's AFIS 2000 series of products, the shipment of a significant document imaging system in the third quarter, and continued revenue growth in the Livescan booking station product line.

Maintenance revenues equaled $7.3 million for the nine months ended December 31, 1996, decreasing 1.4% from revenues of $7.4 million for the nine months ended December 31, 1995. The decline in maintenance revenues, on a year to date basis, is the result of a number of customer AFIS 2000 system upgrades which, although they yield increased system revenue, reduce maintenance revenues during such customers' warranty periods.



GROSS PROFIT

Overall gross profit equaled $21.6 million for the nine months ended December 31, 1996, up from $14.4 million for the nine months ended December 31, 1995 and resulted in a gross profit increase of $7.2 million or 50%. Gross margin increased to 49.3% for the nine months ended December 31, 1996 from 43.2% for the nine months ended December 31, 1995. The gross profit for system revenues increased to $18.1 million for the nine month period ended December 31, 1996 in comparison to $10.9 million for the nine month period ended December 31, 1995. Additionally, system gross margin equaled 49.6% for the most recently ended nine month period, up from 42.1% for the nine month period of the previous year. Gross margin related to maintenance revenues remained relatively consistent at 47.9% for the current nine month period in comparison to 47.3% for the nine months ended December 31, 1995. Overall maintenance gross profit approximated $3.5 million for both periods.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


The overall increase in system gross margin is partially related to $1.7 million of software amortization, present in the prior year but absent in the current year because all capitalized software was fully amortized in the fourth quarter of the previous fiscal year. Additionally, favorable order mix in the third quarter resulted in a marked increase in quarterly gross margin, clearly impacting the gross margin on a year to date basis. The increase in the Company's maintenance revenue margin is the result of increased margin the third quarter, previously discussed in the three-month analysis.


RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E expenses increased 21.5% to $7.9 million for nine months ended December 31, 1996 which represents a $1.4 million increase from prior year expense of $6.5 million. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research and engineering enhancement of existing products. Furthermore, depreciation expense associated with the capitalization of development equipment has increased over previous year levels. RD&E expenses, as a percentage of revenues, decreased to 18.0% for the nine months ended December 31, 1996, down from 19.5% for the same nine month period of the previous year, primarily due to the increased level of total revenues which promotes improved operating expense leverage.


SELLING, GENERAL AND ADMINISTRATIVE

For the nine month period ended December 31, 1996, SG&A expenses increased to $8.4 million from $7.3 million for the period ended December 31, 1995. This reflects an overall SG&A expense increase of $1.1 million or 15.1% between the first three quarters of fiscal year 1997 and the first three quarters of fiscal year 1996. The increase in SG&A expenses results from increased administrative salary expense to support the infrastructure of a higher level of revenues, increased travel and recruiting fees, as well as increased professional fees. Additionally, the Company invested in its direct sales force by increasing sales personnel and by establishing a sales commission plan which provides incentive payments based on the achievement of established goals. SG&A expenses, as a percentage of revenues, decreased to 19.2% for the nine months ended December 31, 1996, down from 21.9% for the same period of the previous year, due primarily to the improved operating expense leverage resulting from an increased level of total revenues.


OTHER INCOME (EXPENSE)

Other expense for the nine months ended December 31, 1996 equaled $30,000 in comparison to $745,000 of other income for the nine months ended December 31, 1995. Other expense for the nine month period ended December 31, 1996 is primarily associated with interest expense of approximately $215,000, partially offset by interest income of $205,000, and certain other expenses incurred during the period. For the nine months ended December 31, 1995, other income of approximately $745,000 resulted from the amortization of a deferred credit which became fully utilized in March 1996, offset by net interest expense associated with the Company's revolving line of credit and term loans.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended December 31, 1996 equaled $1.9 million in comparison to expense of $222,000 for the nine months ended December 31, 1995. This represents an overall increase in tax expense of $1.7 million. The Company's tax provision is based on a statutory rate of 36% and reflects the impact of state and foreign taxes and the utilization of limited net operating
loss carryforwards.   The Company expects the effective tax rate to increase in
fiscal year 1998.

SYSTEM BACKLOG

The Company measures its backlog of system revenues based on orders for which contracts or purchase orders have been signed, but which have not been shipped and for which revenues have not been recognized. At December 31, 1996, the Company's system revenues backlog was approximately $19.1 million, compared to $24.9 million at September 30, 1996 and $28.8 million at March 31, 1996. The reduction in the Company's backlog is primarily due to significant shipments during the quarter, coupled with bureaucratic delays in formally signing several contracts which were awarded in previous periods.

Much of the Company's backlog as of December 31, 1996 is expected to be shipped during the current fiscal year. Approximately $7.1 million of the total backlog is scheduled to be shipped in fiscal year 1998. However, certain orders comprising backlog may set forth requirements for custom software development or data file conversion which may require extensive work to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could result in the cancellation of the related order. Furthermore, variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.


FINANCIAL CONDITION

Cash and cash equivalents increased from $3.5 million at March 31, 1996 to $8.0 million at December 31, 1996 due to the receipt of the net proceeds from the Company's initial public offering, offset in part by the repayment of debt and on-going working capital changes from operations. Trade receivables rose $8.5 million from $11.1 million at March 31, 1996 to $19.6 million at December 31, 1996 primarily as a result of increased revenues, as well as customer balances which remained unbilled at December 31, 1996 because of terms within the customer's contract. Total inventory levels declined $2.9 million from $8.9 million at March 31, 1996 to $6.0 million at December 31, 1996. This reduction occurred during the third quarter as a result of significant sales activity, offset by lowered material receipts as the majority of the inventory needed for third quarter shipments was procured in the first and second quarters.

The increase in the net balance of property, plant and equipment of $1.3 million from $2.9 million at March 31, 1996 to $4.2 million at December 31, 1996 reflects capital expenditures of approximately $0.8 million, depreciation expense of $1.8 million, and the capitalization of engineering test equipment, previously classified as finished goods inventory. Additionally, the Company wrote off certain fixed assets which had been reserved in a previous period. Other assets decreased primarily due to the receipt of a $.7 million prepayment on a note receivable outstanding from RICOL, LLC, a company controlled by Richard M. Giles, the Company's Chairman, President and Chief Executive Officer.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Total current liabilities decreased from $12.9 million at March 31, 1996 to $8.0 million at December 31, 1996. The decline in accounts payable is attributable to reduced inventory receipts in the third quarter. The increase in accrued liabilities of $1.1 million is partially associated with an increase in the Company's warranty provision, necessitated by the increased level of system shipments. Furthermore, an increase in certain other accruals
contributed to the higher accrued liabilities balance.   The decline in deferred
revenue from $3.9 million at March 31, 1996 to $2.2 million at December 31, 1996 is due to the recognition of revenue on a significant customer contract which had been previously deferred. Additionally, several annual pre-paid customer maintenance contracts renew on January 1, thus, all deferred revenue is amortized by December 31, 1996.

The decline in total debt is a result of reduced borrowings under the Company's new revolving line of credit. After receiving the proceeds from the Company's initial public offering, the Company repaid amounts outstanding on the Company's revolving line of credit, as well as amounts outstanding under the Company's term loans. As such, the Company's overall debt balance declined $5.2 million to $1.3 million at December 31, 1996, down from $6.5 million at March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations, the utilization of its revolving credit line and cash provided by its initial public offering. The Company's operating activities used net cash of approximately $5.9 million for the nine-months ended December 31, 1996, primarily as a result of the increase in accounts receivable, offset by other working capital changes. The Company's operating activities generated net cash of approximately $0.5 million for the period ended December 31, 1995.

The Company's investing activities used cash of approximately $4.1 million for the nine months ended December 31, 1996, due to capital expenditures of $0.8 million, approximately $0.9 million cash received from the collection of a note receivable and $4.1 million of short-term investment purchases. The Company's investing activities generated cash of approximately $1.5 million for the nine months ended December 31, 1995, primarily from the sale of the Company's headquarters for proceeds of $3.3 million, partially offset by the purchase of capital equipment of $1.8 million.

Financing activities provided net cash of approximately $10.3 million for the nine months ended December 31, 1996 while financing activities for the nine months ended December 31, 1995 used net cash of $1.5 million. For the current period, net debt repayments equaled $5.0 million. Net proceeds of approximately $14.7 million were realized from the Company's initial public offering and proceeds of $.6 million were realized from employees' participation in the Company's employee stock purchase plan. For the period ended December 31, 1995, the Company borrowed $6.8 million and paid principal payments on its long-term debt of $8.3 million.

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

10.1 Loan Agreement between Union Bank and Printrak International Inc. dated January 30, 1997

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PRINTRAK INTERNATIONAL INC.
                             (REGISTRANT)



                             BY   _____________________________________________
                                  Name:     Kevin McDonnell
                                  Title:    Chief Financial Officer and
                                            Director


Date:____________________

                                    EXHIBIT INDEX

EXHIBIT NO:                            TITLE                           PAGE

10.1                         Loan Agreement with Union Bank              18