Form 10-K
period 1997-03-31
PRINTRAK INTERNATIONAL INC
filed 1997-06-30
CIK 1013050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ________________________ TO
       ________________________

                       COMMISSION FILE NUMBER: 000-20719

                            ------------------------

                          PRINTRAK INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                  33-0070547
      (State or other jurisdiction                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    1250 NORTH TUSTIN AVENUE ANAHEIM,                        92807
               CALIFORNIA                                 (Zip Code)
(Address of principal executive offices)

                                 (714) 238-2000

              (Registrant's telephone number, including area code)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock held by non-affiliates on May 31, 1997 (based upon the average of the high and low sales prices of such stock on such date) was $45,705,000.00.

    As of May 30, 1997, 11,108,108 shares of the issuer's common stock, par value $0.0001 per share, were outstanding.

    The Registrant's definitive Proxy Statement for its 1997 Annual Meeting of shareholders to be held on August 15, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PRINTRAK INTERNATIONAL INC.

                                   FORM 10-K

                    For the Fiscal Year Ended March 31, 1997

                                     INDEX

PART I
  Item  1.   Business
  Item  2.   Properties
  Item  3.   Legal Proceedings
  Item  4.   Submission of Matters to a Vote of Security Holders

PART II
  Item  5.   Market for the Registrant's Common Stock and Related Stockholder Matters
  Item  6.   Selected Financial Data
  Item  7.   Management's Discussion and Analysis of Results of Operations and Financial
               Condition
  Item  8.   Financial Statements and Supplementary Data
  Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure

PART III
  Item 10.   Directors and Executive Officers of the Registrant
  Item 11.   Executive Compensation
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
  Item 13.   Certain Relationships and Related Transactions

PART IV
  Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K
 Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Printrak International Inc. (the "Company") designs, develops and assembles automated fingerprint identification systems (AFIS) primarily for use in law enforcement applications, as well as in the emerging civil and commercial identification markets. The Company was founded as a division of Rockwell International in the 1970's and was purchased by the Company's current management from De La Rue, Inc., a British Company, in 1991. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in May 1996, and its stock began public trading on July 2, 1996. The Company's AFIS systems have been sold in approximately 25 countries and are presently utilized by over 250 local, state and federal agencies.

    On May 7, 1997, the Company acquired all of the issued and outstanding capital stock of TFP Inc. ("TFP"), a South Carolina corporation. As a result of the transaction, TFP became a wholly-owned subsidiary of the Company. Founded in 1988, TFP is considered the premier supplier of digital mugshot systems used by law enforcement, jail and correctional agencies. TFP's software applications also include jail management, jail property management and document management. TFP has approximately 250 customers in the United States, New Zealand, and certain parts of Europe.

    The Company's fiscal year ends on March 31 and references to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1997" refers to the 12 months ended March 31, 1997.

PRODUCTS

    The following hardware and software products represent the Company's current product offerings:

AUTOMATED FINGERPRINT IDENTIFICATION SYSTEMS

    The Company's sixth generation system, the AFIS 2000 series of products, represents a comprehensive fully-integrated systems architecture for the capture and input of images, image processing, search processing and database management. Each system is comprised of: (1) workstations, for fingerprint input from hard copy or live-scan digitized data, as well as for data input, verification, latent print entry and search, and, if required, mugshot capture;
(2) networks, which connect live-scan or other remote devices to a central operating site; (3) image processing technology, for extracting the searchable features from raw fingerprint data; (4) scaleable search processing technology, for matching these extracted features against the agencies database; and (5) data storage and retrieval systems, large databases which house the compressed fingerprint data. Additionally, the Company provides software which allows an agency to customize its workflow based on individual agency specifications.

    The Company's systems give agencies the ability to integrate several types of criminal records data, such as fingerprint, criminal history, mugshot and judicial records data, using a single user platform. This ability allows such agencies to increase the efficiency of their investigation, booking, suspect identification, processing and release functions. Additionally, the real-time capabilities of the Company's AFIS 2000 systems enable law enforcement agencies to verify the identity of suspects during the booking process and thus prevents the need to release a subject while a fingerprint search is being conducted.

    The Company's AFIS 2000 system is based on UNIX open systems hardware and software. A portion of the Company's development efforts are presently concentrated on implementing PC-based applications for use in a "Windows NT" based operating environment.

CRIMINAL HISTORY SYSTEMS

    The Company creates systems designed to store and retrieve arrest and prosecution records. The records typically include various demographic information, fingerprints, photographs, arrest charges, as well as information concerning the disposition of the case and the incarceration/parole of the individual.

    The database information is collected through a variety of input devices which can include real-time interfaces and electronic update. Additionally, manual input through either document scanning or the keying of paper based documents can also be accomplished. Criminal history systems are usually required to have numerous interfaces to other law enforcement applications, and these interfaces provide real-time responses to requests from on duty field officers, updates to state or national identity databases, as well as the ability to share criminal information with agencies in other states.

    Customers for the Company's criminal history systems include national law enforcement agencies, state/provincial and local police agencies. Because each customer has a unique workflow based on their agencies policies, the Company responds by offering tailored software, along with standard hardware solutions.

DOCUMENT IMAGING SYSTEMS

    The Company's document imaging and management system for the public safety market, ActiveDoc(TM), is a comprehensive suite of software for capturing, processing, organizing, storing, and accessing information including document images, text and graphic data, voice and sound clips, video clips, photographs, graphics, fingerprint images, mugshots, and office automation documents. ActiveDoc is based on a highly scaleable client server architecture, and the software accommodates a single laptop computer or a large database with thousands of users. ActiveDoc runs on Windows 95 and Windows NT 4.0 operating platforms, and the software interfaces with leading database systems including Microsoft SQL Server, Sybase, Oracle, and Informix.

    The Company's ActiveDoc software provides all of the document management functionality required by a public safety agency including the ability to access data with a single viewer. For example, a law enforcement officer could view all related criminal incidents, fingerprints, mugshots, and dispositions for an individual with a single query. In addition to the standard ActiveDoc viewer, all document data can also be viewed using a standard Internet browser. User authentication and data encryption are utilized for security to limit data access to authorized users.

DIGITAL PHOTO

    With the acquisition of TFP, the Company expands its product offering in mugshot systems and adds jail management products. TFP's "Instant-Image" system is a computerized photo imaging system designed expressly for law enforcement agencies and correctional facilities. The system replaces conventional methods of taking, processing, and storing photographs and related crime scene information. With the "Instant-Image" system, images are captured by video input devices then stored on the computer for later retrieval. Stored images are linked to data through powerful, high-speed databases. Image installations range from stand-alone workstations to complex wide-area networks where multiple agencies share information. Furthermore, agencies configure the database based on their particular user requirements.

JAIL MANAGEMENT

    The Company's jail management system assists jail administrators and staff in analyzing inmate populations and in developing the most effective jail policies. The system provides comprehensive inmate background information including: past and present incarcerations, criminal histories, current offense and court status, and prior institutional behavior. By allowing jail administrators the ability to identify potential problem inmates, house similar inmates together, and target direct supervision toward those inmates who require it most, problems are minimized. The JAMIS software also includes statistical inmate reporting, calculates release dates, and provides software for inmate accounting.

    Additionally, the Company provides the following services to complement its product offerings:

    FILE CONVERSION

    The file conversion function converts agencies' tenprint cards into an electronic format. This process includes capture of images, entry or download of descriptive data, automatic encoding and classification of prints, quality review, identification of duplicates, database creation synchronization, as well as database loading. Other services include the conversion of palm print and mug-shot records, and the conversion of data from existing databases on previous generation systems.

    SYSTEM MAINTENANCE

    The Company typically warrants its AFIS 2000 system for a period of 12 months, such warranty includes full support and maintenance. In addition, the Company sells annual maintenance contracts to most of its customers, which provide for system maintenance, ongoing technical support, system documentation materials and user training.

COMPETITION

    The market for law enforcement information systems is competitive and is characterized by rapidly changing technology. Historically, the principal competitors in the market for AFIS systems within the law enforcement information systems market have been Printrak, Nippon Electronics Corporation
(NEC), and SAGEM Morpho, a large, privately held company based in France. NEC and SAGEM Morpho each has the technological and market expertise to provide large scale AFIS solutions, and each has substantially greater financial resources than the Company.

    In the ten fingerprint live-scan market, the Company's principal competitors are Identix Inc. and Digital Biometrics Incorporated, although other competitors are also present within the marketplace. The nature of competition in this market is centered primarily on system functionality, image quality, price, service, and ease of integration into other systems within the customer's environment.

    In civil and commercial applications encompassing fingerprint identification technologies, there are many recent market entrants including IBM, TRW, NRI, as well as others. The Company competes in these markets on the basis of system functionality, price and customer service.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    The Company currently holds four patents and has two patent applications pending in the United States, holds three patents in Europe and five in Canada, and will file additional patent applications as appropriate. The Company's patents relate to algorithms for image processing, high-speed print comparison, and live-scan imaging techniques. Although the Company has implemented numerous protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the claims allowed by the Company's patents will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued to the Company, or which the Company may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted would ultimately provide protection to the Company.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company considers research, development and engineering to be a vital part of its operating discipline and continues to make substantial investments in research, development and engineering to enhance the performance, functionality and reliability of its hardware and software products, as well as to develop new product offerings. During the fiscal years ended March 31, 1997, 1996 and 1995, the Company invested 17.3%, 18.7%, and 16.0%, respectively, of its revenues in research, development and engineering.

MANUFACTURING AND SOURCING PRODUCTS

    The Company's manufacturing operations consist primarily of the integration and testing of off the shelf components, such as computers and disks, and of subsystems and computer assemblies. Substantially all assemblies are manufactured by outside vendors based on specifications provided by the Company.

    The Company generally purchases major assemblies from a single vendor as this promotes higher quality, prompt delivery and aids cost savings. The Company is dependent upon the ability of vendors to deliver these items in accordance with the Company's specifications and delivery schedules. The failure of these suppliers to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's operating results. To date, the Company has not experienced any delays in deliveries from its suppliers which have had an impact on its business.

    As a turnkey supplier of AFIS solutions, the Company also provides file conversion services which allow the customer's existing database of hardcopy records to be electronically encoded prior to delivery of a Printrak AFIS system. This file conversion service is performed at the Company's headquarters in Anaheim, California.

CUSTOMER SERVICE AND SUPPORT

    The Company believes that excellent customer service and support is essential to its success and has committed significant resources to these functions. As part of the Company's warranty and maintenance service agreements, on-site maintenance service is provided for AFIS systems five days per week, eight hours per day, during normal working hours and telephone support twenty four hours per day, seven days per week. The Company's customer support center is designed to provide focused hardware and software support to customer sites via a designated phone number. Printrak's service organization includes customer service engineers, who provide on-site support and maintenance, and product support engineers, who are primarily located in the Company's headquarters facility or in regional offices.

    The Company sells annual maintenance service agreements to most of its customers, which provide for system maintenance, ongoing technical support, system documentation materials, and user training. Typically, the price of an AFIS system includes a 12 month warranty which includes full support and maintenance. Individual components are typically warranted for 90 days.

BACKLOG

    The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but which have not yet been shipped and for which revenues have not been recognized. The Company typically ships its products within six to nine months after receiving an order, however, in some instances, products are delivered on a shorter delivery schedule. As of March 31, 1997, the Company's system revenue backlog was approximately $13.1 million, compared to $29.5 million as of March 31, 1996.

    Orders comprising the Company's backlog may include requirements for custom software development or file conversion which may require extensive resources to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times. Additionally, variations in the size, complexity and delivery requirements of customer orders may result in substantial fluctuations in backlog on a regular basis. Accordingly, the Company believes that backlog is not a meaningful indicator of future financial performance.

EMPLOYEES

    As of March 31, 1997, the Company employed 287 people on a full-time basis, 268 domestically and 19 internationally. Of this total, 67 were in research, development and engineering, 83 in customer support, 66 in assembly, materials and file conversion services, 38 in sales and marketing, and 33 in finance and administration. Printrak's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

CERTAIN CONSIDERATIONS

    The Company's future operating results, and stock price, may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATION

    In any given fiscal year, the Company's revenues have principally consisted, and will continue to consist, of large orders from a limited number of customers. While the individual customer may vary from period to period, the Company is still dependent upon large orders for a significant portion of its total system revenues. During the fiscal year ended March 31, 1997, revenues from the Royal Canadian Mounted Police and the Florida Department of Law Enforcement were $9.0 million, or 15.3%, and $6.9 million, or 11.7%, respectively, of the Company's total revenues. During the fiscal year ended March 31, 1996, revenues from the State of Louisiana were $8.3 million, or 18.2% of the Company's total revenues. For the fiscal year ended March 31, 1995, revenues from the Criminal Intelligence Service of the Netherlands and the Royal Canadian Mounted Police were $2.7 million, or 10%, and $2.5 million, or 9.1%, respectively, of the Company's total revenues. There can be no assurance that the Company will continue to obtain such large orders on a consistent basis, and as such, the Company's inability to obtain sufficient large orders would have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the timing and shipment of such orders may cause the operating results of the Company in any given quarter to differ from projections of securities analysts which could adversely affect the trading price of the Company's Common Stock.

LENGTHY SALES AND COLLECTION CYCLE

    The sale of the Company's products is often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures. The Company's total revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows, and hire additional technical expertise in addition to procuring the Company's products, all of which involve a significant capital commitment as well as significant future support costs. The Company's systems therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products, while existing workflows are augmented so as to properly assimilate the Company's system, and while the system is configured and shipped. Typically, the evaluation and execution of a customer contract may take one year. Another six to nine months elapse while the system is configured, file conversion services are performed and the customer site is prepared. As such, it is not uncommon for the sales cycle to approximate two years. During this time, the Company expends substantial resources yet receives no associated revenue. Any significant failure by the Company to execute a contract after expending such effort and funds could have a material adverse effect on its business, operating results and financial condition.

    A customer contract typically provides payment terms associated with the achievement of certain contractual milestones. Often, the contract provides for a customer deposit at contract signature, however, much of the customer's payment may ultimately be associated with the delivery and final acceptance of the complete system. Because the system configuration, file conversion, and system acceptance testing consumes a six to nine month time period, the Company's collection cycle is often quite lengthy. As such, the Company expends substantial resources but may not receive payment from the customer until the completion of a substantial portion of the contract. Any significant failure by the Company to perform to the requirements of a specific contract could have a material adverse effect on its business, operating results and financial condition.

DEPENDENCE ON CAPITAL SPENDING BY PUBLIC AGENCIES

    Substantially all of the Company's revenues are derived from the sale and maintenance of AFIS products delivered to domestic and foreign governmental agencies, particularly law enforcement agencies. The decision to purchase an AFIS system generally involves a significant commitment of capital and frequent delays are often associated with significant capital expenditures. The Company's future performance is directly dependent upon the capital expenditure budgets of its customers and the continued demand by such customers for AFIS products. Many domestic and foreign governmental agencies have experienced budget deficits that have also led to significant reductions in capital expenditures. The Company's operations in the future may be subject to period-to-period fluctuations as a consequence of such deficits or other negative factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH EXPANSION INTO ADDITIONAL MARKETS; RELIANCE ON TEAMING
  ARRANGEMENTS

    The Company believes that its future performance is, in part, dependent upon its ability to successfully develop and market AFIS technology for use outside of the law enforcement market. These markets may include the detection of welfare fraud, voter registration and identification, verification of immigration status, drivers' license identification and verification of eligibility of pension or medical benefits. There can be no assurance that any of these products, once developed, will achieve market acceptance.

    In order to pursue civil and commercial applications, the Company has entered into and will continue to enter into, where appropriate, teaming arrangements with third party system integrators. There can be no assurance regarding the performance of such third parties, or the overall success, if any, of such teaming arrangements.

RISKS ASSOCIATED WITH ACQUISITIONS

    An important element of the Company's strategy is to expand its operations by acquiring companies with complementary product offerings in order to augment market coverage and strengthen technological capabilities. The Company has recently completed the acquisition of TFP Inc., and the Company may make additional acquisitions of businesses, products or technologies in the future. These acquisitions may result in dilutive issuances of securities, the incurrence of debt and amortization expenses related to goodwill or other intangible assets. Any of these factors could adversely affect the Company's business, operating results and financial condition.

    Acquisitions present and will continue to present the Company with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, as well as managing separate geographic operations of the consolidated company. These challenges absorb and may continue to absorb significant management attention that would otherwise be available to the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will ultimately be realized. The Company and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. If the Company's management does not effectively respond to these challenges, the Company's business, operating results and financial condition could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases an approximately 88,000 square foot facility in Anaheim, California, from a company controlled by the Company's Chairman and Chief Executive Officer, Richard M. Giles. This building is used as the Company's headquarters and includes administration, engineering and development, marketing and sales, customer service, and manufacturing facilities. Additionally, the Company leases office space in Basingstoke, England which is used for international sales and customer support activities.

    The Company's management has determined the Anaheim facility is not sufficient to support the Company's growth and long-term strategic plan. As such, the Company's management is presently evaluating a long-term facilities plan which will ultimately include relocating the Company to a more suitable facility.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "AFIS". The table below establishes the high and low sale prices for the Common Stock for the period from July 2, 1996, when public trading of the Common Stock commenced, through March 31, 1997 (as reported on the Nasdaq National Market). The last reported closing price of the Common Stock on the Nasdaq National Market on May 30, 1997 was $12.13.

FISCAL QUARTER ENDED:

                                                                                HIGH        LOW
                                                                              ---------  ---------
September 30, 1996 (commenced trading July 2, 1996).........................  $   10.63  $    6.38
December 31, 1996...........................................................      11.13       7.63
March 31, 1997..............................................................      12.75       8.00

    As of May 30, 1997, there were 102 holders of record based on the records of the Company's transfer agent which does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company estimates that there are approximately 1,300 stockholders.

    The terms of the Company's revolving credit agreement restrict the ability of the Company to pay dividends on the Common Stock. Any payment of future dividends will be at the discretion of the Company's Board of Directors and depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness, as well as any other contractual restrictions. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below for the periods and the dates indicated and summary consolidated financial data are derived from the audited consolidated financial statements of the Company. The statement of operations data for each of the three fiscal years to the period ended March 31, 1997, and the balance sheet data at March 31, 1996 and 1997, are derived from the audited consolidated financial statements and notes thereto that have been audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere in this report, and are qualified by reference to such financial statements and notes related thereto. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                             YEAR ENDED MARCH 31,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    System.................................................  $  19,711  $  17,910  $  17,553  $  35,806  $  49,125
    Maintenance............................................      7,327      8,208      9,246      9,911      9,740
                                                             ---------  ---------  ---------  ---------  ---------
    Total revenues.........................................     27,038     26,118     26,799     45,717     58,865
  Cost of revenues (1).....................................     15,644     13,441     15,275     26,121     30,565
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................     11,394     12,677     11,524     19,596     28,300
  Operating expenses:
    Research, development and engineering..................        686      3,630      4,301      8,558     10,186
    Selling, general and administrative....................      5,722      7,028      7,320      9,776     11,541
                                                             ---------  ---------  ---------  ---------  ---------
    Total operating expenses...............................      6,408     10,658     11,621     18,334     21,727
  Operating income (loss)..................................      4,986      2,019        (97)     1,262      6,573
  Other income, net........................................      1,046        984      1,341        940        272
                                                             ---------  ---------  ---------  ---------  ---------
  Income before provision for income taxes and cumulative
    effect of accounting change............................      6,032      3,003      1,244      2,202      6,845
  Provision for income taxes...............................        244      1,001        218        366      2,417
                                                             ---------  ---------  ---------  ---------  ---------
  Income before cumulative effect of accounting change.....      5,788      2,002      1,026      1,836      4,428
  Cumulative effect of accounting change (2)...............     --          5,750     --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Net income...............................................  $   5,788  $   7,752  $   1,026  $   1,836  $   4,428
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Net income per share.....................................  $    0.80  $    1.08  $    0.14  $    0.25  $    0.46
  Weighted average common and common equivalent shares
    outstanding............................................      7,200      7,200      7,200      7,396      9,563
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments........  $   1,222  $   1,799  $   1,272  $   3,518  $   8,333
  Working capital..........................................      6,196      5,657      6,038     10,916     25,743
  Total assets.............................................     14,966     24,486     28,078     32,945     47,615
  Long-term liabilities....................................      3,796      5,378      7,549      5,614      1,631
  Total stockholders' equity...............................      4,691     12,471     12,593     14,428     34,196

------------------------

(1) Amount in 1996 includes additional amortization of $832,000 due to a change in the estimated useful life of capitalized software development costs.

(2) Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of the adoption of this statement resulted in the recognition of a $5,750,000 gain during the year ended March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements, which include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income,
(iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

    The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements, including those discussed in Item 1, "Business -- Certain Considerations". In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

    The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the year ended March 31, 1997 with the year ended March 31, 1996 and the year ended March 31, 1996 is compared against the year ended March 31, 1995. This discussion should be read in conjunction with the financial statements and associated notes to the financial statements.

FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

    TOTAL REVENUES. The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation; and maintenance revenues related to hardware and software support.

    Revenues increased 28.9% to $58.9 million for the year ended March 31, 1997 from $45.7 million for the year ended March 31, 1996. System revenues experienced an increase of 37.2%, or $13.3 million, to $49.1 million for fiscal year 1997, up from $35.8 million for the previous fiscal year. The system revenue increase is primarily attributable to an increasing number of AFIS 2000 system installations worldwide. Additionally, the Company experienced a greater number of larger dollar contracts in the current year. The average value per contract shipped approximated $1.0 million in fiscal year 1997, up from approximately $770K for the previous fiscal year.

    Maintenance revenues equaled $9.7 million for the year ended March 31, 1997, consistent with prior year revenues of $9.9 million. The consistency in the maintenance revenue stream, despite an increasing customer base, is reflective of a number of customer AFIS 2000 system upgrades, which, although they yield increased system revenue, reduce maintenance revenues during the customer's warranty period.

    GROSS PROFIT. Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing labor and overhead, file conversion costs and maintenance expenses.

    Overall gross profit increased to $28.3 million for the year ended March 31, 1997, up from $19.6 million for the same period of the previous year. Overall gross margin for fiscal year 1997 increased to 48.1% from 42.9% for fiscal year 1996. The gross profit for system revenues increased to $23.8 million for the year ended March 31, 1997 in comparison to $14.6 million for the year ended March 31, 1996. Additionally, system gross margin equaled 48.5% for the current fiscal year, a significant increase from 40.9% for the previous fiscal year. The gross margin associated with maintenance revenues declined to 46.1% for the year ended March 31, 1997 from 49.9% for the year ended March 31, 1996. Overall maintenance gross profit also declined and approximated $4.5 million at March 31, 1997, versus $4.9 million for the prior year.

    The overall increase in system gross margin to 48.5% is partially related to $2.2 million of software amortization, present in the prior year but absent in the current year because all capitalized software was fully amortized in the previous fiscal year. Absent the software amortization in the prior year, the Company's system margin would have approximated 45.9%. Additionally, favorable order mix and favorable raw material prices resulted in an increase in the overall system margin. The reduction in the Company's maintenance revenue margin is the result of increased maintenance support costs without a corresponding increase in the price of maintenance support service.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

    RD&E expenses increased 18.6% to $10.2 million for the year ended March 31, 1997, up from $8.6 million for the year ended March 31, 1996. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research, as well as engineering enhancement of existing products. Depreciation expense also increased due to a higher amount of equipment used principally for development efforts. RD&E expense, as a percentage of revenues, decreased to 17.3% for the current year, down from 18.7% for the same period of the previous year, primarily due to the increased level of total revenues. The Company expects that RD&E expenses will continue to decline as a percentage of revenues based on anticipated growth in total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, professional service fees, travel and related expenses, and other marketing expenses.

    For the year ended March 31, 1997, SG&A expenses increased to $11.5 million from $9.8 million for the year ended March 31, 1996. This reflects an overall SG&A expense increase of $1.7 million or 17.3%. The increase in SG&A expenses results from increased sales and administrative salary expense to support the infrastructure of a higher level of revenues, increased travel costs, and increased professional service fees. SG&A expenses, as a percentage of revenues, decreased to 19.6% for the current year, down from 21.4% for the prior year, due primarily to the increased level of total revenues. The Company expects that SG&A expenses, as a percentage of revenues, will remain consistent or may increase slightly due to a new sales commission plan which provides salesmen with incentives based on the achievement of certain order and sales targets. Additionally, the Company has implemented certain marketing initiatives which are expected to increase marketing expense.

    OTHER INCOME, NET. Other income in the current year is primarily associated with interest income of $364,000 and other miscellaneous income items, offset, in part, by interest expense of $246,000. For the previous year, other income is associated with the amortization of the deferred credit which became fully amortized in March, 1996. Approximately $1.2 million of this credit was amortized to income in 1996.

    PROVISION FOR INCOME TAXES. Income tax expense for the year ended March 31, 1997 equaled $2.4 million in comparison to tax expense of $366,000 in the prior year. This represents an overall increase in tax expense of approximately $2.0 million. The Company's tax provision is based on the federal statutory rate of 35% and reflects the impact of state and foreign taxes and the changes in the deferred tax valuation allowance, primarily associated with net operating loss carryforwards.

FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

    TOTAL REVENUES. Total revenues increased 70.6% to $45.7 million for the year ended March 31, 1996 from $26.8 million for the year ended March 31, 1995. The increase in 1996 revenues is attributable to increased market acceptance of the Company's AFIS 2000 series of products, the broadening of the Company's product line, as well as increased maintenance revenue from existing customers.

    GROSS PROFIT. Gross profit increased 70.4% to $19.6 million in fiscal year 1996 from $11.5 million in fiscal year 1995. Gross profit as a percentage of total revenues was 42.9% for the year ended March 31, 1996, versus 43% for the year ended March 31, 1995. Gross profit as a percentage of total revenue in fiscal year 1996 was adversely impacted by a large sale to an existing customer. This customer's order was initiated through a competitive bidding process. In fiscal year's 1996 and 1995, gross margins were also impacted by higher amortization of capitalized software development costs. Costs associated with software amortization were $2.3 million and $1.3 million for the years ended March 31, 1996 and 1995, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING. In 1996, the Company's management reevaluated the useful life of existing capitalized software, as well as the point at which technological feasibility of current projects is established. Based upon this evaluation, the Company determined that the remaining useful life of existing capitalized software development was shorter than originally estimated based on the fact that technological feasibility is established concurrent with the completion of a working model, and as of March 31, 1996 all previously capitalized software was fully expensed. As such, costs which were previously capitalized and amortized over a three year period are now expensed as engineering costs.

    Research, development and engineering expenditures increased 100.0% to $8.6 million in 1996 from $4.3 million in 1995. Research, development and engineering expenditures were 18.7% and 16.0% (18.7% and 26.0% including capitalized software development costs), respectively, of the Company's total revenues in 1996 and 1995. The increase in research, development, and engineering for 1996 was primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenditures increased 34.2% to $9.8 million for the year ended March 31, 1996, up from $7.3 million for the year ended March 31, 1995. Selling, general and administrative expenditures were 21.4% of the Company's revenues for fiscal year 1996, down from 27.3% of revenues for the same fiscal period in 1995. The increase in expense from 1995 to 1996 primarily reflects the addition of sales, marketing, and support capabilities needed to support a higher level of revenues.

    OTHER INCOME, NET. In 1991, the Company was acquired from De La Rue, Inc., the successor-in-interest to Thomas De La Rue and Company Limited, which acquisition was accounted for as a purchase. The excess of the fair market value of the net assets acquired over the purchase price was recorded as a deferred credit (negative goodwill) and was amortized on a straight-line basis over five years. Other income, net results primarily from amortization of this deferred credit. Approximately $1.2 million was amortized to income in both fiscal year 1996 and fiscal year 1995. As of March 31, 1996, this credit was fully utilized.

    PROVISION FOR INCOME TAXES. Income tax expense was $366,000 and $218,000, respectively, for fiscal years 1996 and 1995. These tax provisions are based on the federal rate of 34% and reflects the impact of state and foreign taxes and the changes in the deferred tax valuation allowance, primarily associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations through the cash provided by its operations, the utilization of its revolving credit line and cash provided by its initial public offering. The Company's operating activities used net cash of approximately $5.5 million for the year ended March 31, 1997, primarily as a result of the increase in accounts receivable, offset by other working capital changes. The increase in the Company's accounts receivable is primarily the result of two large contracts for which the customers negotiated extended payment terms based on acceptance testing. The Company's operating activities generated net cash of approximately $2.2 million for the year ended March 31, 1996 primarily as a result of depreciation expense, increases in accounts payable and other liabilities which were somewhat offset by increases in accounts receivable and inventory.

    The Company's investing activities used net cash of approximately $4.6 million for fiscal year 1997, due to capital expenditures of $1.2 million, approximately $0.9 million cash received from the collection of a note receivable and $4.2 million of short-term investment purchases. Investing activities generated net cash of $940,000 for the year ended March 31, 1995, primarily from the sale of the Company's headquarters for proceeds of $3.3 million, partially offset by the purchase of capital equipment of $2.2 million.

    Financing activities provided net cash of approximately $10.7 million for the year ended March 31, 1997 while financing activities for the same period of the previous year used net cash of $895,000. For the current period, net debt repayments equaled $4.7 million. Net proceeds of approximately $14.7 million were realized from the Company's initial public offering and proceeds of $.7 million were realized from employees' participation in the Company's employee stock purchase plan. For the period ended March 31, 1996, the Company borrowed $3.2 million and paid principal payments on its long-term debt of $4.1 million. As of March 31, 1997, the Company had available borrowings of $13.1 million.

    The Company believes that the cash generated from operations, together with the proceeds received from the Company's initial public offering, will be sufficient to meet its cash requirements at least through the end of fiscal year 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data of the Registrant required by this Item 8 are set forth at the pages indicated at Item 14 (a) (1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference to the information contained in the sections captioned "Directors" and "Other Executive Officers" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of stockholders to be held on August 15, 1997 to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the information contained in the section entitled "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of stockholders to be held on August 15, 1997 to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference to the information contained in the Section entitled "Security Ownership of Management and Directors" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of stockholders to be held on August 15, 1997 to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the information contained in the sections entitled "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of stockholders to be held on August 15, 1997 to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

           See Index to Financial Statements and Schedule on page F-1.

       2. Financial Statement Schedule:

          See Index to Financial Statements and Schedule on page F-1.

       3. Exhibits:

          The following exhibits are filed (or incorporated herein) as part of this Form 10K:

       2.1   Agreement and Plan of Merger, dated as of March 28, 1996, between the Company and
             Printrak International Incorporated, a California corporation (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
       3.2   Certificate of Incorporation of the Company (Incorporated by reference to Exhibit
             3.1 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
       3.3   Amended and Restated Certificate of Incorporation of the Company (Incorporated by
             reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on June 28, 1996, File No.
             333-4610)
       3.4   Bylaws of the Company, as currently in effect
       4.1   Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the
             Company's Registration Statement on Form S-1 as filed with the Securities and
             Exchange Commission on June 28, 1996, File No. 333-4610)
      10.1   * Printrak International Inc. Executive Stock Option Plan (the "Executive Plan"), as
             amended (Incorporated by reference to Exhibit 10.1 of the Company's Registration
             Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3,
             1996, File No. 333-4610)
      10.2   * Form of Nonqualified Stock Option Agreement pertaining to the Executive Plan
             (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)

      10.3   * Printrak International Inc. 1994 Stock Option Plan (the "1994 Plan") (Incorporated
             by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
      10.4   * Form of Nonqualified Stock Option Agreement pertaining to the 1994 Plan
             (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.5   * Printrak International Inc. 1996 Stock Incentive Plan (the "1996
             Plan")(Incorporated by reference to Exhibit 10.5 of the Company's Registration
             Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3,
             1996, File No. 333-4610)
      10.6   * Form of Stock Option Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
      10.7   * Form of Restricted Stock Purchase Agreement pertaining to the 1996 Plan
             (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.8   * Printrak International Inc. Employee Stock Purchase Plan--1996 (Incorporated by
             reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
      10.9   * Printrak International Inc. Voluntary Deferred Compensation Plan (Incorporated by
             reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
      10.10  * Employee Agreement dated May 1, 1996 between the Company and Richard M. Giles
             (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.11  Promissory Note dated March 1, 1996 by Richard M. Giles, in favor of the Company
             (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.12  Stock Pledge Agreement dated March 1, 1996 between the Company and Richard M. Giles
             (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.13  Promissory Note dated March 1, 1996 by John G. Hardy in favor of the Company
             (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.14  Stock Pledge Agreement dated March 1, 1996 between the Company and John G. Hardy
             (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.15  * Form of Severance Agreement between the Company and its executive officers
             (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.16  Form of Indemnification Agreement for Officers and Directors of the Company
             (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)

      10.17  Purchase and Sale Agreement dated May 12, 1995 between the Company and RICOL, LLC
             (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.18  Promissory Note of RICOL, LLC, dated May 12, 1995 in favor of the Company
             (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement
             on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
             File No. 333-4610)
      10.19  Deed of Trust dated May 12, 1995 by RICOL, LLC in favor of the Company, as beneficiary (Incorporated by reference to Exhibit 10.19 of the Company's
             Registration Statement on Form S-1 as filed with the Securities and Exchange
             Commission on May 3, 1996, File No. 333-4610)
      10.20  Commercial Lease dated May 13, 1995 between the Company and RICOL, LLC (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 as
             filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
      10.21  Loan Agreement between the Company and Union Bank dated August 12, 1996
             (Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1996 as filed with the Securities and
             Exchange Commission on November 13, 1996)
      10.22  Promissory Note between the Company and Union Bank of California dated January 30,
             1997 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
             Form 10-Q for the quarter ended December 31, 1996, as filed with the Securities and
             Exchange Commission on February 13, 1997)
      21     SIGNIFICANT SUBSIDIARIES OF THE COMPANY
      23.1   Consent of Independent Auditors, Deloitte & Touche LLP, dated June 26, 1997
      27     FINANCIAL DATA SCHEDULE
      99.1   Consent of G2 Research, Inc. (Incorporated by reference to Exhibit 99.1 of Amendment
             No. 1 to the Company's Registration Statement on Form S-1 as filed with the
             Securities and Exchange Commission on June 4, 1996, File No. 333-4610)

------------------------

* These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 14(a) of Form 10-K.

    (b) Reports on Form 8-K

         The Registrant did not file a Form 8-K during the fourth quarter of fiscal year 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Anaheim, State of California, on June 27, 1997.

                                PRINTRAK INTERNATIONAL INC.

                                By:  /S/ RICHARD M. GILES
                                     -----------------------------------------
                                     Richard M. Giles
                                     Chairman of the Board, Chief Executive
                                     Officer and President

    Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
/S/ RICHARD M. GILES            Chief Executive
----------------------------    Officer and President          June 27, 1997
RICHARD M. GILES                (Principal Executive
                                Officer)

                                Chief Financial Officer
/S/ KEVIN P. MCDONNELL          and Director (Principal
----------------------------    Financial and Accounting       June 27, 1997
Kevin P. McDonnell              Officer)

/S/ JOHN G. HARDY
----------------------------    Senior Vice President of       June 27, 1997
JOHN G. HARDY                   Operations and Director

/S/ DAVID L. MCNEFF             Vice President of
----------------------------    Worldwide Sales and            June 27, 1997
David L. McNeff                 Director

/S/ KENNETH W. SIMONDS
----------------------------    Director                       June 27, 1997
Kenneth W. Simonds

/S/ CHARLES L. SMITH
----------------------------    Director                       June 27, 1997
Charles L. Smith

/S/ BARRY B. WHITE
----------------------------    Director                       June 27, 1997
Barry B. White

/S/ ALBERT WONG
----------------------------    Director                       June 27, 1997
Albert Wong

                          PRINTRAK INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................         F-2

Consolidated Balance Sheets................................................................................         F-3

Consolidated Statements of Operations......................................................................         F-4

Consolidated Statements of Stockholders' Equity............................................................         F-5

Consolidated Statements of Cash Flows......................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Printrak International Inc.:

    We have audited the accompanying consolidated balance sheets of Printrak International Inc. and subsidiary (the Company) as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Printrak International Inc. and subsidiary as of March 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

May 12, 1997
Costa Mesa, California

                          PRINTRAK INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 1996 AND 1997

                                                        1996          1997
                                                    ------------  ------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................  $  3,154,000  $  3,734,000
Short-term investments............................       364,000     4,599,000
Accounts receivable, net, including unbilled
  amounts of $5,315,000 (1996) and $8,337,255
  (1997) (Notes 3 and 4)..........................    11,086,000    22,943,000
Inventories, net (Note 5).........................     8,852,000     4,890,000
Prepaid expenses and other current assets.........       363,000       463,000
Deferred income taxes (Note 9)....................                     902,000
                                                    ------------  ------------
    Total current assets..........................    23,819,000    37,531,000
NOTES RECEIVABLE FROM RELATED PARTIES (Note 13)...     1,390,000       543,000
PROPERTY AND EQUIPMENT, net (Notes 6 and 8).......     2,889,000     5,096,000
DEFERRED INCOME TAXES (Note 9)....................     4,847,000     2,867,000
OTHER LONG-TERM ASSETS............................                   1,578,000
                                                    ------------  ------------
TOTAL ASSETS......................................  $ 32,945,000  $ 47,615,000
                                                    ------------  ------------
                                                    ------------  ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................  $  4,761,000  $  3,990,000
Accrued wage and employee benefits................     1,575,000     1,807,000
Other accrued liabilities (Note 7)................     1,541,000     2,442,000
Current portion of long-term debt (Notes 8 and
  10).............................................       888,000       184,000
Deferred revenue..................................     3,904,000     2,742,000
Income taxes payable (Note 9).....................       234,000       623,000
                                                    ------------  ------------
    Total current liabilities.....................    12,903,000    11,788,000
LONG-TERM DEBT, less current portion (Notes 8 and
  10).............................................     5,614,000     1,472,000
OTHER LONG-TERM LIABILITIES.......................                     159,000
                                                    ------------  ------------
    Total liabilities.............................    18,517,000    13,419,000
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 11):
Preferred stock, $0.0001 par value; 5,000,000
  shares authorized; no shares outstanding
Common stock, $0.0001 par value; 20,000,000 shares
  authorized; 7,323,200 (1996) and 9,026,000
  (1997) shares issued and outstanding............         1,000         1,000
Additional paid-in capital........................       308,000    15,713,000
Retained earnings.................................    14,352,000    18,780,000
Note receivable from stockholder (Note 13)........      (300,000)     (300,000)
Unrealized gain on short-term investments.........        41,000        46,000
Cumulative foreign exchange translation
  adjustment......................................        26,000       (44,000)
                                                    ------------  ------------
    Total stockholders' equity....................    14,428,000    34,196,000
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 32,945,000  $ 47,615,000
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                        1995          1996          1997
                                                    ------------  ------------  ------------
REVENUES (Note 4):
System............................................  $ 17,553,000  $ 35,806,000  $ 49,125,000
Maintenance.......................................     9,246,000     9,911,000     9,740,000
                                                    ------------  ------------  ------------
    Total revenues................................    26,799,000    45,717,000    58,865,000
COST OF REVENUES:
System............................................    10,465,000    21,158,000    25,313,000
Maintenance.......................................     4,810,000     4,963,000     5,252,000
                                                    ------------  ------------  ------------
    Total cost of revenues........................    15,275,000    26,121,000    30,565,000
                                                    ------------  ------------  ------------
GROSS PROFIT......................................    11,524,000    19,596,000    28,300,000
OPERATING EXPENSES:
Research, development and engineering.............     4,301,000     8,558,000    10,186,000
Selling, general and administrative...............     7,320,000     9,776,000    11,541,000
                                                    ------------  ------------  ------------
    Total operating expenses......................    11,621,000    18,334,000    21,727,000
                                                    ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS.....................       (97,000)    1,262,000     6,573,000
OTHER INCOME (EXPENSE):
Amortization of deferred credit (Note 2)..........     1,207,000     1,207,000
Foreign currency gain (loss)......................       (12,000)       67,000      (144,000)
Interest (expense) income, net....................      (454,000)     (334,000)      141,000
Other income......................................       600,000                     275,000
                                                    ------------  ------------  ------------
    Total other income, net.......................     1,341,000       940,000       272,000
                                                    ------------  ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES..........     1,244,000     2,202,000     6,845,000
PROVISION FOR INCOME TAXES (Note 9)...............       218,000       366,000     2,417,000
                                                    ------------  ------------  ------------
NET INCOME........................................  $  1,026,000  $  1,836,000  $  4,428,000
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
NET INCOME PER SHARE..............................  $       0.14  $       0.24  $       0.46
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
WEIGHTED AVERAGE SHARES OUTSTANDING...............  $  7,355,000  $  7,685,000  $  9,563,000
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                                                        CUMULATIVE
                                   COMMON STOCK                                  NOTE      UNREALIZED     FOREIGN
                              ----------------------  ADDITIONAL              RECEIVABLE     GAIN ON     EXCHANGE       TOTAL
                              NUMBER OF                PAID-IN     RETAINED      FROM      SHORT-TERM   TRANSLATION  STOCKHOLDERS'
                               SHARES     PAR VALUE    CAPITAL     EARNINGS   STOCKHOLDER  INVESTMENTS  ADJUSTMENT      EQUITY
                              ---------  -----------  ----------  ----------  -----------  -----------  -----------  ------------
BALANCE, April 1, 1994......  7,200,000   $   1,000   $   --      $12,490,000  $  --        $  --        $ (20,000)   $12,471,000
Net income..................                                       1,026,000                                           1,026,000
Dividend....................                                      (1,000,000)                                         (1,000,000)
Foreign currency translation
  adjustment................                                                                                96,000        96,000
                              ---------  -----------  ----------  ----------  -----------  -----------  -----------  ------------
BALANCE, March 31, 1995.....  7,200,000       1,000               12,516,000                                76,000    12,593,000
Exercise of common stock
  options and receipt of
  note receivable from
  stockholder...............    123,200                  308,000                (300,000)                                  8,000
Net income..................                                       1,836,000                                           1,836,000
Unrealized gain on short
  term investments..........                                                                   41,000                     41,000
Foreign currency translation
  adjustment................                                                                               (50,000)      (50,000)
                              ---------  -----------  ----------  ----------  -----------  -----------  -----------  ------------
BALANCE, March 31, 1996.....  7,323,200       1,000      308,000  14,352,000    (300,000)      41,000       26,000    14,428,000
Issuance of common stock....  1,702,726               15,405,000                                                      15,405,000
Net income..................                                       4,428,000                                           4,428,000
Unrealized gain on short
  term investments..........                                                                    5,000                      5,000
Foreign currency translation
  adjustment................                                                                               (70,000)      (70,000)
                              ---------  -----------  ----------  ----------  -----------  -----------  -----------  ------------
BALANCE, March 31, 1997.....  9,025,926   $   1,000   $15,713,000 $18,780,000  $(300,000)   $  46,000    $ (44,000)   $34,196,000
                              ---------  -----------  ----------  ----------  -----------  -----------  -----------  ------------
                              ---------  -----------  ----------  ----------  -----------  -----------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                1995          1996          1997
                                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $  1,026,000  $  1,836,000  $  4,428,000
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization...........................     3,087,000     3,884,000     2,418,000
  Amortization of deferred credit.........................    (1,207,000)   (1,207,000)
  Deferred income tax provision...........................        27,000       154,000     1,078,000
  Changes in operating assets and liabilities:
    Accounts receivable, net..............................       262,000    (4,938,000)  (11,857,000)
    Inventories, net......................................    (3,343,000)   (2,711,000)      571,000
    Prepaid expenses and other assets.....................        23,000        50,000    (1,678,000)
    Accounts payable......................................       852,000     2,544,000      (772,000)
    Accrued liabilities...................................      (895,000)      926,000     1,134,000
    Deferred revenue......................................     1,462,000     1,547,000    (1,162,000)
    Income taxes payable..................................       (72,000)      125,000       389,000
                                                            ------------  ------------  ------------
      Net cash provided by (used in) operating
        activities........................................     1,222,000     2,210,000    (5,451,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................    (1,102,000)   (2,230,000)   (1,229,000)
Proceeds from sale of land and building, net..............                   3,330,000
Capitalized software development costs....................    (2,668,000)
Purchases of short-term investments.......................        (1,000)                 (4,235,000)
Notes receivable from related parties.....................                    (160,000)      847,000
                                                            ------------  ------------  ------------
      Net cash (used in) provided by investing
        activities........................................    (3,771,000)      940,000    (4,617,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt..............................     3,555,000     3,200,000     6,116,000
Principal payments on long-term debt......................      (630,000)   (4,103,000)  (10,803,000)
Dividends paid............................................    (1,000,000)
Proceeds from exercise of stock options...................                       8,000       690,000
Net proceeds received from initial public offering........                                14,715,000
                                                            ------------  ------------  ------------
      Net cash provided by (used in) financing
        activities........................................     1,925,000      (895,000)   10,718,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH BALANCES..........        96,000       (50,000)      (70,000)
                                                            ------------  ------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......      (528,000)    2,205,000       580,000
CASH AND CASH EQUIVALENTS,
  beginning of year.......................................     1,477,000       949,000     3,154,000
                                                            ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of year....................  $    949,000  $  3,154,000  $  3,734,000
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--Cash
  paid during the year for:
  Interest................................................  $    477,000  $    467,000  $    246,000
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------
  Income taxes............................................  $    244,000  $     70,000  $    802,000
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

NONCASH TRANSACTIONS:

    For the years ended March 31, 1995 and 1997, the Company entered into capital lease agreements for equipment amounting to $405,000 and $391,000, respectively.

    During the year ended March 31, 1997, the Company capitalized $3,391,000 of equipment and materials, previously classified as inventory, into fixed assets.

    During the year ended March 31, 1996, the Company received a note for $1,230,000 from a related party in conjunction with the sale of land and a building, and received a note of $300,000 from an officer for the exercise of stock options (Note 13).

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

1. DESCRIPTION OF THE BUSINESS

    Printrak International Inc. (the Company) designs, develops and manufactures automated fingerprint information systems (AFIS) primarily for use in law enforcement applications. The Company seeks to provide its customers with comprehensive solutions for capture and input of images, image processing, search processing and database management.

    The Company markets its products to national, regional and local law enforcement agencies around the world. The Company's prospective customers are subject to public agency contract requirements which vary from jurisdiction to jurisdiction. Public agency contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency.

    In March 1996, the Company was reincorporated in the State of Delaware and established a par value of $0.0001 on its common and preferred stock. Concurrent with this reincorporation, the Company enacted a 1-for-2.5 reverse stock split. The accompanying consolidated financial statements and notes thereto have been restated to reflect the reincorporation and stock split for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Printrak International Inc. and its wholly-owned subsidiary, Printrak Limited (together, the Company). All material intercompany transactions and accounts have been eliminated.

    REVENUE RECOGNITION--Revenue is recognized for system sales with insignificant customer obligations when the system is shipped. The Company records an accrual for any remaining obligations which typically consist of installation and warranty costs. Certain of the Company's system sales are considered long-term contracts due to a significant amount of custom modification to the basic system or to extended delivery terms. Under these types of contracts, the Company recognizes revenue under the percentage of completion method principally using the ratio of labor costs incurred to total estimated labor costs at completion or based on units of delivery. During the present year, no contracts of this type existed, and as such, no revenue was recognized on a percentage of completion basis. At the time a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued. Revenue for file conversions is recognized as such services are performed. Revenue for maintenance service contracts is recognized on a monthly basis ratably over the period of the contract. Cash payments for maintenance received in advance of revenue recognition are accounted for as deferred revenue.

    FOREIGN CURRENCY--The financial position and results of operations of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in shareholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

    CASH EQUIVALENTS--Cash equivalents are deemed to be highly-liquid investments with an original maturity of three months or less.

    SHORT-TERM INVESTMENTS--The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SECURITIES. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses, if any, are included as a component of stockholders' equity until realized. At March 31, 1996 and 1997, short-term investments consist of common stock based mutual funds which have been categorized as available for sale and, as a result, are stated at fair value.

    INVENTORIES--Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Maintenance, repairs and minor renewals are charged to expense, as incurred. Additions and improvements are capitalized.

    DEFERRED CREDIT--The deferred credit (negative goodwill) relates to the excess of the fair market value of current assets acquired and liabilities assumed over the purchase price of the Company in 1991 and has been amortized on a straight-line basis over five years. This credit was fully amortized in March 1996.

    INCOME TAXES--Effective April 1, 1993, the Company adopted SFAS No. 109, ACCOUNTING FOR LNCOME TAXES. SFAS No. 109 provides that deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities (temporary differences) and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    SOFTWARE DEVELOPMENT COSTS--Development costs incurred in the research, development and engineering of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. For the year ended March 31, 1996, software development was substantially completed concurrent with the establishment of technological feasibility due to the nature of the development effort and, accordingly, no costs were capitalized. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED.

    Prior to fiscal 1996, the Company capitalized software development costs related to the development of its AFIS 2000 system. Such costs were being amortized over a three-year period. In fiscal 1996, the Company changed the estimated remaining life of such costs due to the increased exposure to continued modifications of the software to meet changing demands of its customers as well as more rapid technological changes. This change resulted in the remaining balance being fully amortized as of March 31, 1996 and additional costs of $832,000 being expensed during fiscal 1996.

    RESEARCH, DEVELOPMENT AND ENGINEERING--Research, development and engineering costs are expensed as incurred. Research, development and engineering includes costs for the development of new products and prototype units. The Company also incurs engineering costs associated with modifications to its system, testing of such systems and the integration of equipment to comply with customer requirements.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Management believes that system modifications can generally be utilized by other customers and accordingly, has combined such costs with research, development and engineering.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (Note 11).

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NET INCOME PER SHARE--Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the 12 months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding as of the beginning of the period.

    NEW ACCOUNTING PRONOUNCEMENT--In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE (EPS), which is effective for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the Company to report basic EPS, as defined therein, which excludes all common share equivalents from the earnings per share computation, and diluted EPS, as defined therein, which is calculated similar to the Company's primary earnings per share computation. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for the periods presented in the accompanying consolidated financial statements.

    RECLASSIFICATIONS--Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the March 31, 1997 presentation.

3. ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following at March 31:

                                                                     1996           1997
                                                                 -------------  -------------
Billed receivables.............................................  $   6,005,000  $  14,806,000
Unbilled receivables...........................................      5,315,000      8,337,000
                                                                 -------------  -------------
                                                                    11,320,000     23,143,000
Less allowance for doubtful accounts...........................       (234,000)      (200,000)
                                                                 -------------  -------------
                                                                 $  11,086,000  $  22,943,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

4. CONCENTRATIONS OF REVENUE AND CREDIT RISK

    MAJOR CUSTOMERS--The Company's revenues are generated from credit sales to customers primarily in the law enforcement market. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses and generally does not require collateral. The Company's ten largest customers represented 59% of total revenues in fiscal 1997; and, as a result, the Company has a large proportion of its receivables outstanding with these customers. Accounts receivable from the Company's ten largest customers were $15,661,000 as of March 31, 1997.

    Major customers have varied from year to year. Sales to individual customers amounting to more than 10% of total revenues were $2,700,000 in fiscal 1995, $8,300,000 in fiscal 1996, and $9,040,000 and $6,863,000 in fiscal 1997. Given the significant amount of revenues derived from such customers, the loss of any such customer or the uncollectibility of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

    INTERNATIONAL SALES--A substantial portion of the Company's total revenues are derived from international sales. International sales as a percent of the Company's total revenues are summarized as follows for the year ended March 31:

GEOGRAPHIC AREA

                                                                            1995       1996       1997
                                                                          ---------  ---------  ---------
Europe..................................................................       35.0%      26.9%      11.5%
Canada..................................................................       13.0        8.7       20.9
Other...................................................................       12.4        1.6        1.5
                                                                                ---        ---        ---
                                                                               60.4%      37.2%      33.9%
                                                                                ---        ---        ---
                                                                                ---        ---        ---

    International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, greater working capital requirements, political and economic instability, and potentially limited intellectual property protection.

5. INVENTORIES

    Inventories consist of the following at March 31:

                                                                        1996          1997
                                                                    ------------  ------------
Raw materials.....................................................  $  2,707,000  $  3,520,000
Work in process...................................................     4,319,000     1,554,000
Finished goods....................................................       257,000        36,000
Replacement parts, net of accumulated amortization of $635,000
  (1996)..........................................................     1,926,000
                                                                    ------------  ------------
                                                                       9,209,000     5,110,000
Less allowance for excess and obsolete inventories................      (357,000)     (220,000)
                                                                    ------------  ------------
                                                                    $  8,852,000  $  4,890,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The replacement parts primarily related to older generation systems which were still under maintenance contracts. Such parts were fully amortized and disposed of in fiscal 1997.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at March 31:

                                                                      1996           1997
                                                                  -------------  -------------
Building and improvements (Note 13).............................  $      83,000  $      37,000
Computer equipment..............................................      5,777,000      7,197,000
Purchased software..............................................        902,000        735,000
Other equipment and furniture...................................        570,000        454,000
                                                                  -------------  -------------
                                                                      7,332,000      8,423,000
Less accumulated depreciation and amortization..................     (4,443,000)    (3,327,000)
                                                                  -------------  -------------
                                                                  $   2,889,000  $   5,096,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    Computer equipment includes assets under capital lease of $468,000 and $894,000 as of March 31, 1996 and 1997, respectively. Accumulated amortization on such leased equipment amounted to $325,000 and $459,000, respectively (Note
10).

7. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following at March 31:

                                                                        1996          1997
                                                                    ------------  ------------
Warranty..........................................................  $    651,000  $  1,238,000
Sales taxes and V.A.T.............................................       200,000       125,000
Professional fees.................................................       101,000       208,000
Insurance.........................................................                     266,000
Profit sharing....................................................       227,000
Other.............................................................       362,000       605,000
                                                                    ------------  ------------
                                                                    $  1,541,000  $  2,442,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

8. LONG-TERM DEBT

    Long-term debt consists of the following at March 31:

                                                                        1996          1997
                                                                    ------------  ------------
Revolving line of credit with bank, collateralized by
  substantially all assets of the Company, interest payable
  monthly at the bank's reference rate or the bank's LIBOR rate, plus 1.75%, principal due July 31, 1998.........................  $  4,200,000  $  1,000,000
Term loan with bank, collateralized by substantially all assets of the Company, interest payable monthly at the bank's reference rate plus 0.75% or the bank's LIBOR rate plus 2.75%, principal due in monthly installments of $55,556, balance due September 1,
  1998............................................................     1,611,000
Term loan with bank, collateralized by equipment, interest payable monthly at the bank's reference rate plus 1.0% or the bank's
  LIBOR rate plus 3.0%, principal due in monthly installments of
  $11,200 until paid..............................................       385,000
Obligations under capital leases (Note 10)........................       306,000       656,000
                                                                    ------------  ------------
                                                                       6,502,000     1,656,000
Less current portion of long-term debt............................      (888,000)     (184,000)
                                                                    ------------  ------------
                                                                    $  5,614,000  $  1,472,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The bank's reference rate and LIBOR rate at March 31, 1997 were 8.5% and 5.4375%, respectively.

    Annual debt principal repayments are as follows:

Year ending March 31:
  1998..........................................................  $ 184,000
  1999..........................................................  1,195,000
  2000..........................................................    116,000
  2001..........................................................     91,000
  2002..........................................................     70,000
                                                                  ---------
                                                                  $1,656,000
                                                                  ---------
                                                                  ---------

    The revolving line of credit and term loan agreements with a bank contain certain restrictive covenants which restrict the Company's ability to pay dividends and require the Company to maintain minimum tangible net worth and certain financial ratios such as current ratio, cash flow to debt service ratio and total liabilities to tangible net worth ratio. The Company was in compliance with such financial covenants, as amended, at March 31, 1997.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

9. INCOME TAXES

    The Company's provision for income taxes consists of the following for the year ended March 31:

                                                            1995        1996         1997
                                                         ----------  ----------  ------------
Current:
  Federal..............................................  $   34,000  $   90,000  $    499,000
  State................................................      38,000      22,000       560,000
  Foreign..............................................     119,000     100,000       280,000
                                                         ----------  ----------  ------------
    Total current......................................     191,000     212,000     1,339,000
                                                         ----------  ----------  ------------
Deferred:
  Federal..............................................      22,000     145,000       795,000
  State................................................       5,000       9,000       283,000
                                                         ----------  ----------  ------------
    Total deferred.....................................      27,000     154,000     1,078,000
                                                         ----------  ----------  ------------
Total provision........................................  $  218,000  $  366,000  $  2,417,000
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------

    The reconciliation between the Company's effective tax rate and the statutory federal income tax rate follows:

                                                                          1995       1996       1997
                                                                        ---------  ---------  ---------
Statutory federal income tax rate.....................................       35.0%      35.0%      35.0%
State taxes net of federal benefit....................................        2.3        0.9        7.0
Amortization of deferred credit.......................................      (33.0)     (18.6)
Foreign operations....................................................       (1.8)       0.1        1.0
Increase (decrease) in valuation allowance............................       14.6                 (11.7)
Other.................................................................        0.4       (0.8)       4.0
                                                                        ---------  ---------  ---------
                                                                             17.5%      16.6%      35.3%
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Deferred income taxes in the accompanying consolidated balance sheets are comprised of the following:

                                                    1995            1996            1997
                                               --------------  --------------  --------------
Net deferred tax asset.......................  $   21,331,000  $   20,480,000  $    6,504,000
Valuation allowance..........................     (16,330,000)    (15,633,000)     (2,735,000)
                                               --------------  --------------  --------------
Net deferred tax asset.......................  $    5,001,000  $    4,847,000  $    3,769,000
                                               --------------  --------------  --------------
                                               --------------  --------------  --------------

    The Company has not provided for U.S. federal income and foreign withholding taxes on the earnings of its foreign subsidiary because it is currently anticipated that these earnings will be permanently reinvested. If these earnings are distributed, foreign tax credits will become available under U.S. law to reduce the effect on the Company's overall tax liability.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

9. INCOME TAXES (CONTINUED)
    Deferred tax assets consist primarily of the following temporary differences:

                                                    1995            1996            1997
                                               --------------  --------------  --------------
Net operating loss carryforwards.............  $   17,788,000  $   16,595,000  $    2,793,000
Intangible asset basis.......................       1,245,000       2,147,000       1,854,000
Patent amortization..........................       1,233,000
Deferred revenue.............................         433,000         531,000         776,000
Reserves.....................................         348,000         457,000         663,000
Employee benefits............................         298,000         307,000         378,000
Depreciation.................................          (5,000)        249,000         300,000
Other........................................          (9,000)        194,000        (260,000)
                                               --------------  --------------  --------------
Gross deferred assets........................      21,331,000      20,480,000       6,504,000
Valuation allowance..........................     (16,330,000)    (15,633,000)     (2,735,000)
                                               --------------  --------------  --------------
Net deferred tax assets......................  $    5,001,000  $    4,847,000  $    3,769,000
                                               --------------  --------------  --------------
                                               --------------  --------------  --------------

    The current year change in the valuation allowance of $798,000 resulted from the utilization and expiration of net operating losses.

    At March 31,1997, the Company has net operating loss carryforwards of approximately $43,300,000 and $2,800,000, respectively, for federal and California income tax purposes, which begin to expire in 2003. As a result of an equity ownership change in prior years, the use of federal and California net operating loss carryforwards is limited to approximately $1,000,000/yr. During fiscal 1997, in conjunction with an IRS audit, the Company made the decision that due to such limitations, a portion of the net operating loss carryforwards would never be realized. As a result, the gross deferred tax asset and valuation allowance were reduced by approximately $12,100,000.

10. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS--The Company is obligated under noncancelable capital and operating leases for its principal operating facility and certain furniture and office equipment. The Company incurred $120,000, $775,000 and $892,000 in rent expense during the years ended March 31, 1995, 1996 and 1997, respectively. During the year ended March 31, 1997, $707,000 of such was to a related party (Note 13).

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease commitments at March 31, 1997 under noncancelable leases that have initial or remaining terms in excess of one year are as follows:

                                                                       CAPITAL     OPERATING
                                                                       LEASES        LEASES
                                                                     -----------  ------------
Year ending March 31:
  1998.............................................................  $   242,000  $    885,000
  1999.............................................................      236,000       856,000
  2000.............................................................      142,000       873,000
  2001.............................................................       99,000        61,000
  2002.............................................................       73,000
                                                                     -----------  ------------
Total minimum payments required....................................      792,000  $  2,675,000
                                                                                  ------------
                                                                                  ------------
Less amount representing interest..................................     (136,000)
                                                                     -----------
Capital lease obligations (Note 8).................................      656,000
Less current portion of capital lease obligations..................     (184,000)
                                                                     -----------
                                                                     $   472,000
                                                                     -----------
                                                                     -----------

    Certain of the Company's customers require the Company to be bonded to ensure performance under certain contracts or to guarantee outstanding bids. At March 31, 1997, the Company had outstanding performance bonds ensuring performance under various contracts, which totaled $6,369,000.

    LITIGATION--From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 1997, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate, would have a material adverse effect on the Company's results of operations or financial position.

11. STOCK BENEFIT PLANS

    EXECUTIVE STOCK OPTION PLAN--The Company adopted the Executive Stock Option Plan (the Executive Plan) in May 1992 which provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 800,000 shares of the Company's common stock. As of March 31, 1997, there were options outstanding to purchase 546,000 shares under the Executive Plan at a weighted average exercise price of $5.51 per share.

    1994 STOCK OPTION PLAN--The Company adopted the 1994 Stock Option Plan (the 1994 Plan) in December 1993. The 1994 Plan provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 744,000 shares of the Company's common stock. As of March 31, 1997, there were options outstanding to purchase 532,000 shares under the 1994 Plan at a weighted average exercise price of $5.51 per share.

    1996 STOCK INCENTIVE PLAN--The Company adopted the 1996 Stock Incentive Plan (the 1996 Plan) in April 1996. The 1996 Plan provides for the granting of incentive stock options and nonstatutory options.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

11. STOCK BENEFIT PLANS (CONTINUED)
The 1996 Plan provides for options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 500,000 shares of the Company's common stock. As of March 31, 1997, there were options outstanding to purchase 97,000 shares under the 1996 Plan at a weighted average exercise price of $9.65 per share.

    The exercise price of incentive stock options under the above Plans must at least be equal to the fair market value of a share of common stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). Nonstatutory options shall have an exercise price of not less than 85% of the fair market value of a share of common stock on the date such option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). The options must expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding common stock). Vesting is generally 20% at the end of the first year with the remaining vesting over four years on a pro rata basis. As of March 31, 1997, there were options exercisable under these Plans to purchase 525,000 shares at a weighted average exercise price of $4.39 per share.

    The following is a summary of stock option activity:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
BALANCE, April 1, 1994.........................................     456,000      $    2.50
Granted........................................................     362,600      $    2.50
Canceled.......................................................     (12,400)     $    2.50
                                                                 ----------
BALANCE, March 31, 1995........................................     806,200      $    2.50
Granted (weighted average fair value of $3.16).................     601,200      $    9.89
Exercised......................................................    (123,200)     $    2.50
Canceled.......................................................     (23,200)     $    5.12
                                                                 ----------
BALANCE, March 31, 1996........................................   1,261,000      $    5.97
Granted (weighted average fair value of $5.62).................     202,000      $   10.05
Exercised......................................................    (152,000)     $    2.84
Canceled.......................................................    (136,000)     $   11.94
                                                                 ----------
BALANCE, March 31, 1997........................................   1,175,000      $    6.39
                                                                 ----------
                                                                 ----------

    Common shares reserved for future grant under the above option plans were 594,000 at March 31, 1997.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

11. STOCK BENEFIT PLANS (CONTINUED)
    The outstanding stock options primarily vest ratably over a five year period. Stock options outstanding at March 31, 1997 are summarized as follows:

                                OPTIONS OUTSTANDING
                   ----------------------------------------------       OPTIONS EXERCISABLE
                                      WEIGHTED                     -----------------------------
                                       AVERAGE        WEIGHTED                       WEIGHTED
                       NUMBER         REMAINING        AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE  OUTSTANDING AT    CONTRACTUAL      EXERCISE     EXERCISABLE AT    EXERCISE
     PRICES        MARCH 31, 1997       LIFE            PRICE      MARCH 31, 1997      PRICE
-----------------  --------------  ---------------  -------------  --------------  -------------
      $2.50              524,000           6.2        $    2.50         371,000      $    2.50
  $3.75 - $6.25          147,000           8.56       $    5.21          58,000      $    5.31
      $7.50              182,000           8.6        $    7.50          32,000      $    7.50
 $8.75 - $10.25          144,000           9.1        $    9.50          26,000      $    8.90
 $12.50 - $22.50         178,000           8.89       $   15.64          38,000      $   15.76
                   --------------        ---             ------         -------         ------
                       1,175,000           7.5        $    6.46         525,000      $    4.39

ADDITIONAL STOCK PLAN INFORMATION (SFAS NO. 123)

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as all grants have been at exercise prices equal to or greater than the market value of the underlying shares at the date of grant.

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

    The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, two years following vesting; stock volatility, 78% in 1997 and 55% in 1996; risk free interest rates, 6.00% in 1997 and 5.8% in 1996 and no dividends during the expected term. The Company's calculations are based on a single option approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3,874,000, or $0.41 per share and $1,489,000, or $0.19 per share, in 1997 and 1996, respectively. These amounts are based on calculated values for option awards in 1997 and 1996 of $1,038,000 and $1,735,000, respectively. The impact of stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options.

    EMPLOYEE STOCK PURCHASE PLAN--The Company adopted the Employee Stock Purchase Plan (the Purchase Plan) in April 1996, covering an aggregate of 100,000 shares of common stock. Employees are

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

11. STOCK BENEFIT PLANS (CONTINUED)
eligible to participate if they are employed by the Company for at least 30 hours per week and if they have been employed by the Company for at least one year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation or a specified number of shares. The price of stock purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock. The Purchase Plan will terminate on December 31, 2006. As of March 31, 1997, 20,400 shares were available for purchase.

12. EMPLOYEE BENEFIT PLANS

    The Company's 401(k) Savings Plan (the Savings Plan) covers domestic full-time employees with 90 days of consecutive service. Under the terms of the Savings Plan, the Company, at its election, can match participant contributions. For the fiscal years ended March 31, 1995, 1996 and 1997, the Company elected not to match participant contributions.

    Effective April 1, 1993, the Company adopted a Profit Sharing Plan (the
Plan) that covers all domestic full-time employees with 90 days of consecutive service. Under the Plan, each eligible employee will receive a bonus, determined under the formula set forth in the Plan, based on the Company's earnings. Bonuses incurred under the Plan totaled approximately $447,000, $408,000 and $747,000 for the years ended March 31, 1995, 1996 and 1997, respectively. The Plan was terminated as of December 31, 1996.

13. RELATED-PARTY TRANSACTIONS

    On May 13, 1995, the Company sold its principal operating facility (the Property) to RICOL, LLC, a California limited liability company (RICOL), which is controlled by Richard M. Giles, the Company's Chairman, President and Chief Executive officer, for a total purchase price equal to $4,630,000, the appraised fair market value of the Property plus $70,000 to cover certain closing costs, which also approximated its net book value. Such purchase price was paid to the Company by delivery of a promissory note in the principal amount of $1,230,000 and cash in the amount of $3,400,000. In connection with such transaction, the Company and RICOL entered into a lease for the Property for a term of five years, expiring May 12, 2000, with rent of $58,930 per month, subject to increases based on increases in the Consumer Price Index, not to exceed 6% or be less than 2% during any year of such term. During fiscal 1997, the Company received $730,000 of principal payments on the note receivable from RICOL. The remaining balance bears interest at a bank's reference rate (8.5% at March 31, 1997), payable annually with the principal balance due in 2003. No gain or loss was recognized on this transaction.

    From time to time, the Company has made loans to Mr. Giles, which have been evidenced by promissory notes. During fiscal 1997, the principal amount outstanding equaled $50,000. During fiscal 1996, the principal amount outstanding under such loans ranged from $23,000 to $147,000, and all of such loans had been repaid as of March 31, 1996. In February 1996, the Company loaned $150,000 to Mr. Giles. Such loan is collateralized by a pledge of 150,000 of the shares of the Company's common stock owned by Mr. Giles, bears interest at 5.5%, and principal and interest are due as of March 1, 1998. The principal amount along with accrued interest was repaid during fiscal year 1997.

    In November 1994, the Company loaned $50,000 to Charles L. Smith, a member of the Board of Directors and the Company's former chief operating officer. In February 1996, the Board of Directors voted to grant this individual a bonus in the amount of such loan, through the forgiveness of the related

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

13. RELATED-PARTY TRANSACTIONS (CONTINUED) indebtedness, and to provide him and his eligible dependents with medical and dental insurance coverage equal to that provided to all vice presidents of the Company so long as he continues to serve as a member of the Company's Board of Directors.

    In February 1996, the Company loaned an executive of the Company the sum of $300,000 to enable him to exercise 120,000 vested options to purchase shares of the Company's common stock and $10,000 to pay certain tax obligations. The loan is collateralized by the related shares, bears interest at 5.5%, and principal and interest are due as of March 1, 1998. Due to its nature, the loan has been classified as a reduction of stockholders' equity in the accompanying consolidated financial statements.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's balance sheets include the following financial instruments: cash and cash equivalents, trade accounts receivable, notes receivable from related parties, accounts payable, accrued liabilities and debt. The Company considers the carrying amounts in the financial statements of all financial instruments to approximate their fair value because of the relatively short period of time between origination of the instruments and their expected realization or the fact that such instruments have interest rates which approximate current market rates.

15. SUBSEQUENT EVENT (UNAUDITED)

    On May 7, 1997, the Company acquired all the outstanding shares of TFP Inc.
(TFP) pursuant to an Agreement and Plan of Reorganization (the Merger Agreement). As a result of the transaction, TFP became a wholly-owned subsidiary of the Company. All TFP common stock, preferred stock and outstanding options to purchase TFP common stock were converted into the right to receive 1,515,990 shares of the Company's common stock, consisting of 1,399,494 directly issued shares and options to acquire 116,496 shares of the Company's common stock. The Company intends to account for the Acquisition as a pooling-of-interests.

    TFP is a calendar year-end company, formed in 1988, and is a supplier of digital mugshot systems used by law enforcement, jail and correctional agencies. TFP's software applications also include jail management, jail property management and document management. The Company intends to continue to market TFP's products under the TFP name.

    Following is pro forma revenue, net income and earnings per share had the acquisition occurred as of March 31, 1997, combining the Company's results of operations for the year ended March 31, 1997 with TFP's results of operations for the year ended December 31, 1996:

                                                                                PRO FORMA
                                                                              CONSOLIDATED
                                                                           -------------------
                                                                             (IN THOUSANDS,
                                                                           EXCEPT EARNINGS PER
                                                                                 SHARE)
Revenues.................................................................       $  66,083
Net income...............................................................       $   5,139
Net income per share.....................................................       $    0.47

    The pro forma information presented is not necessarily indicative of either the results of operations that would have occurred had the merger been effected on March 31, 1997 nor of future results of operations.

                          PRINTRAK INTERNATIONAL INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                BALANCE AT      CHARGED TO
                                                               BEGINNING OF      COSTS AND                 BALANCE AT END
                        DESCRIPTION                               PERIOD         EXPENSES     DEDUCTIONS      OF PERIOD
------------------------------------------------------------  ---------------  -------------  -----------  ---------------
                                                                                 (DOLLARS IN THOUSANDS)
Year ended March 31, 1995:
Alllowance for doubtful accounts receivable.................     $      --       $      --     $      --      $      --
Allowance for excess and obsolete inventories...............           395             243          (473)           165
                                                                     -----           -----         -----          -----
Total.......................................................     $     395       $     243     $    (473)     $     165
                                                                     -----           -----         -----          -----
                                                                     -----           -----         -----          -----
Year ended March 31, 1996:
Alllowance for doubtful accounts receivable.................     $      --       $     309     $     (75)     $     234
Allowance for excess and obsolete inventories...............           165             652          (460)           357
                                                                     -----           -----         -----          -----
Total.......................................................     $     165       $     961     $    (535)     $     591
                                                                     -----           -----         -----          -----
                                                                     -----           -----         -----          -----
Year ended March 31, 1997:
Alllowance for doubtful accounts receivable.................     $     234       $      47     $     (81)     $     200
Allowance for excess and obsolete inventories...............           357             603          (740)           220
                                                                     -----           -----         -----          -----
Total.......................................................     $     591       $     650     $    (821)     $     420
                                                                     -----           -----         -----          -----
                                                                     -----           -----         -----          -----