Form 10-Q
period 1997-06-30
PRINTRAK INTERNATIONAL INC
filed 1997-08-14
CIK 1013050

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q
                                 ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number:   000-20719
                        ------------


                          PRINTRAK INTERNATIONAL INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                               33-0070547
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1250 North Tustin Avenue  Anaheim, California                      92807
---------------------------------------------                  --------------
  (Address of principal executive offices)                       (Zip Code)


                                (714)  238-2000
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

     11,231,778 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of August 1, 1997.

                                     FORM 10-Q
                                     ---------

                                     CONTENTS
                                     --------

                                                                    Page Number
PART I -  FINANCIAL INFORMATION                                     -----------

  Item 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at June 30, 1997 (unaudited)
       and March 31, 1997 . . . . . . . . . . . . . . . . . . . . .       3

     Unaudited Consolidated Statements of Operations for the three
       month periods ended June 30, 1997 and 1996 . . . . . . . . .       4

     Unaudited Consolidated Statements of Cash Flows for the three
       month periods ended June 30, 1997 and 1996 . . . . . . . . .       5

     Notes to the Consolidated Financial Statements . . . . . . . .       6

  Item 2:  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . .       9


PART II - OTHER INFORMATION


  Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . .      14

  Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . .      14

  Item 3:  Defaults upon Senior Securities. . . . . . . . . . . . .      14

  Item 4:  Submission of Matters to a Vote of Security Holders. . .      14

  Item 5:  Other Information  . . . . . . . . . . . . . . . . . . .      14

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . .      14


Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                          PRINTRAK INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND MARCH 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,        MARCH 31,
                                                                          1997            1997
                                                                      (UNAUDITED)      (RESTATED,
                                                                                       SEE NOTE 1)
                                                                      -----------      -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . $   2,979       $  3,832
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . .     5,162          4,599
   Accounts receivable, net (Note 2) . . . . . . . . . . . . . . . . .    24,632         23,539
   Inventories, net (Note 3) . . . . . . . . . . . . . . . . . . . . .     4,447          5,174
   Prepaid expenses and other current assets.. . . . . . . . . . . . .       356            518
   Deferred  income tax. . . . . . . . . . . . . . . . . . . . . . . .       955          1,058
                                                                       ---------       ---------

      Total current assets . . . . . . . . . . . . . . . . . . . . . .    38,531         38,720

Property, plant and equipment - net. . . . . . . . . . . . . . . . . .     5,412          5,570
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .     2,866          2,867
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,305          2,401
                                                                       ---------       ---------
                                                                       $  49,114       $  49,558
                                                                       ---------       ---------
                                                                       ---------       ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . $   3,867       $  4,431
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .     6,105          4,595
   Current portion of long-term debt (Note 4). . . . . . . . . . . . .       353            302
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .     3,571          3,919
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .        11            631
                                                                       ---------       ---------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .    13,907         13,878

Long-term debt, less current portion (Note 4). . . . . . . . . . . . .       760          1,524
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .       159            159
                                                                       ---------       ---------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .    14,826         15,561

Stockholders' equity:
   Common stock ($.0001 par value; 20,000,000 shares authorized;
      11,115,816 and 10,425,494 shares issued and outstanding) . . . .         1              1
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    16,940         16,756
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .    17,581         17,527
   Note receivable from stockholder. . . . . . . . . . . . . . . . . .      (300)          (300)
   Cumulative foreign exchange translation adjustment. . . . . . . . .        66             13
                                                                       ---------       ---------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . .    34,288         33,997
                                                                       ---------       ---------
                                                                       $ 49,114        $ 49,558
                                                                       ---------       ---------
                                                                       ---------       ---------


                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       PRINTRAK INTERNATIONAL INC.

                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE MONTH PERIODS
                                      ENDED JUNE 30, 1997 AND 1996
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS    THREE MONTHS
                                                                        ENDED           ENDED
                                                                       JUNE 30,        JUNE 30,
                                                                         1997            1996
                                                                                      (RESTATED,
                                                                                     SEE NOTE 1)
                                                                     ------------    ------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  12,406      $  11,448
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,856          2,668
                                                                       ---------      ---------
   Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .    15,262         14,116

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,350          5,645
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,625          1,527
                                                                       ---------      ---------
   Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . .     7,975          7,172

   Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,287          6,944

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . . . . . . . .     2,590          2,955
Selling, general and administrative. . . . . . . . . . . . . . . . . .     3,810          3,211
                                                                       ---------      ---------
   Total operating expenses. . . . . . . . . . . . . . . . . . . . . .     6,400          6,166

   Operating income. . . . . . . . . . . . . . . . . . . . . . . . . .       887            778

Other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (804)          (264)
                                                                       ---------      ---------
   Income before provision for income taxes. . . . . . . . . . . . . .        83            514

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .        29            194
                                                                       ---------      ---------
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   54         $  320
                                                                       ---------      ---------
                                                                       ---------      ---------

   Net income per share  (Note 5). . . . . . . . . . . . . . . . . . .    $  .00         $  .04
                                                                       ---------      ---------
                                                                       ---------      ---------

   Weighted average shares outstanding . . . . . . . . . . . . . . . .    11,742          9,091


                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         PRINTRAK INTERNATIONAL INC.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTH PERIODS
                        ENDED JUNE 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       THREE MONTHS    THREE MONTHS
                                                                           ENDED           ENDED
                                                                          JUNE 30,        JUNE 30,
                                                                            1997            1996
                                                                                        (RESTATED,
                                                                                       SEE NOTE 1)
                                                                       ------------    ------------
Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    54        $   320
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .       718            575
   Loss (gain) on sale of fixed assets . . . . . . . . . . . . . . . .        (1)            49
   Deferred tax provision. . . . . . . . . . . . . . . . . . . . . . .       104             78
      Changes in operating assets and liabilities:
        Accounts receivable, net . . . . . . . . . . . . . . . . . . .    (1,093)         1,162
        Inventories, net . . . . . . . . . . . . . . . . . . . . . . .       474         (1,776)
        Prepaid expenses and other current assets. . . . . . . . . . .       162           (300)
        Accounts payable and other current liabilities . . . . . . . .    (1,184)          (191)
        Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .     1,510            410
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .      (348)        (1,529)
                                                                         -------        -------
   Net cash (used in) provided by operating activities . . . . . . . .       396         (1,202)

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .      (306)          (457)
   Proceeds from notes receivable & other assets . . . . . . . . . . .        95            130
   Purchases of short-term investments . . . . . . . . . . . . . . . .      (563)            --
                                                                         -------        -------
   Net cash (used in) provided by investing activities . . . . . . . .      (774)          (327)

Cash flows from financing activities:
   Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . .     3,312          2,140
   Principal payments on long-term debt. . . . . . . . . . . . . . . .    (4,025)        (3,244)
   Additional Paid in Capital. . . . . . . . . . . . . . . . . . . . .       184             --
   Deferred offering costs . . . . . . . . . . . . . . . . . . . . . .        --           (682)
                                                                         -------        -------
   Net cash provided by (used in) financing activities . . . . . . . .      (529)        (1,786)
Effect of exchange rate changes on cash balances . . . . . . . . . . .        54            (75)
                                                                         -------        -------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .      (853)        (3,390)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . .     3,832          3,625
                                                                         -------        -------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .   $ 2,979        $   235
                                                                         -------        -------
                                                                         -------        -------
Non-Cash Transaction-Transfer of Inventory to Fixed Assets . . . . . .       253          2,113
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest expense. . . . . . . . . .   $    41        $   118
                                                                         -------        -------
                                                                         -------        -------
   Cash paid during the period for income taxes. . . . . . . . . . . .   $   474        $    65
                                                                         -------        -------
                                                                         -------        -------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PRINTRAK INTERNATIONAL INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

GENERAL BUSINESS
----------------

Printrak International Inc. ("the Company") designs, develops and manufactures automated fingerprint identification systems (AFIS) primarily for use in law enforcement applications, as well as in emerging applications for civil and commercial markets.

On May 7, 1997, Printrak International Inc. acquired all of the issued and outstanding capital stock of TFP Inc., a South Carolina corporation, in a transaction accounted for as a pooling-of-interest. As a result of the acquisition, TFP became a wholly-owned subsidiary of the Company and the outstanding shares and outstanding warrants to purchase shares of TFP Common Stock and Series A Preferred Stock have been converted into an aggregate 1,399,494 shares of fully paid and non-assessable Common Stock, $.0001 par value of Printrak. The outstanding options to purchase shares of TFP Common Stock have been converted into the right to acquire 116,496 shares of Common Stock of the Company. The purchase price and all other terms of the Agreement were determined pursuant to arms-length negotiations between the parties.

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC"). These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of and for the three month periods ended June 30, 1997 and 1996. The accompanying consolidated financial statements as of March 31, 1997 and for the three months ended June 30, 1996 have been restated to reflect the business combination between Printrak and TFP accounted for on a pooling-of-interests basis and are based on each Company's respective historical financial statements and notes thereto. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending
March 31, 1998. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):


                                                        JUNE 30,   MARCH 31,
                                                          1997       1997
                                                        --------   ---------

    Billed receivables . . . . . . . . . . . . . .      $17,392     $15,435
    Unbilled receivables . . . . . . . . . . . . .        7,508       8,337
                                                        -------     -------
                                                         24,900      23,772
    Less allowance for doubtful accounts . . . . .         (268)       (233)
                                                        -------     -------
                                                        $24,632     $23,539
                                                        -------     -------
                                                        -------     -------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

 Inventories consist of the following (in thousands):

                                                        JUNE 30,   MARCH 31,
                                                          1997       1997
                                                         ------      ------
    Raw materials. . . . . . . . . . . . . . . . .       $3,544      $3,725
    Work in process. . . . . . . . . . . . . . . .        1,320       1,690
    Finished goods . . . . . . . . . . . . . . . .           --          36
                                                         ------      ------
                                                          4,864       5,451
    Less allowance for inventory obsolescence. . .         (417)       (277)
                                                         ------      ------
                                                         $4,447      $5,174
                                                         ------      ------
                                                         ------      ------


4.  DEBT

 Debt consists of the following (in thousands):

                                                        JUNE 30,   MARCH 31,
                                                          1997       1997
                                                      (unaudited)
                                                         ------      ------
    Revolving line of credit with bank . . . . . .       $  296      $1,000
    Obligations under capital leases . . . . . . .          762         771
    Other. . . . . . . . . . . . . . . . . . . . .           55          55
                                                         ------      ------
       Total debt. . . . . . . . . . . . . . . . .        1,113       1,826
    Less current installments of
       long-term debt. . . . . . . . . . . . . . .         (353)       (302)
                                                         ------      ------
                                                         $  760      $1,524
                                                         ------      ------
                                                         ------      ------


The Company's revolving credit agreement provides for a total of $15 million in secured borrowings and bears interest at variable rates. The loan is scheduled to mature July 31, 1998, and as of June 30, 1997, the Company had approximately $14.7 million of available borrowings. Additionally, the Company has a revolving loan agreement which provides an additional
$5.0 million in secured borrowings. The revolving loan agreement, which bears interest at variable rates and expires on January 31, 2001, provides for loan proceeds which can be used for general working capital purposes, including acquisitions.

The revolving credit and loan agreements contain certain financial and other covenants with which the Company must comply on an on-going basis.
Management believes the Company is in compliance with all terms and covenants of this agreement at June 30, 1997.

5.  NET INCOME AND NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.

6.  SUBSEQUENT EVENTS

On July 21, 1997, the Company acquired a business unit of SCC Communications Corp (SCC). The business unit, with headquarters in Boulder, Colorado, provides computer-aided dispatch (CAD) systems and records management systems
(RMS) for law enforcement, fire and emergency medical services agencies. The business unit also offers a product called Open Query, which allows cost-effective connectivity, data warehousing, and message switching with CAD, RMS and other local, state and federal databases and files. The acquisition will be accounted for under purchase accounting, and the business unit will operate as a division of Printrak International with continued focus on CAD and RMS technologies.

                              PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


INTRODUCTORY NOTE
-----------------
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities,
(ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended June 30, 1997 with the three-month period ended June 30, 1996. This discussion should be read in conjunction with the financial statements and associated notes.

                           PRINTRAK INTERNATIONAL INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO
THE THREE MONTH PERIOD ENDED JUNE 30, 1996
--------------------------------------------------
TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation, and maintenance revenues related to hardware and software support.

Revenues were $15.3 million for the quarter ended June 30, 1997, increasing 8.1% from revenues of $14.1 million for the quarter ended June 30, 1996. TFP contributed $2.4 million to revenue during the quarter, as compared with $2.0 million for the prior year period, an increase of 18.2%. System revenues increased 8.4% to $12.4 million for the first quarter, up from $11.4 million for the first quarter of the previous year.

Maintenance revenues equaled $2.9 million for the three-month period ended June 30, 1997, up from revenues of $2.7 million for the three-month period ended June 30, 1996. The increase in maintenance revenues is reflective of the expiration of warranties on some contracts and an overall expansion in the customer installed base over the prior year. Upon expiration of the system warranty, customers generally enter into maintenance agreements which yield revenue over the life of the maintenance agreement.

The Company's quarterly revenues have in the past, and in the future may be expected to fluctuate significantly. These fluctuations are the result of a variety of factors, including: the Company's delivery cycle, variations in order size, variations in product mix and the timing of orders.

GROSS PROFIT

Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, file conversion costs and maintenance expenses.

Overall gross profit increased 4.9% to $7.3 million for the quarter ended June 30, 1997 in comparison to $6.9 million for the quarter ended June 30, 1996. Gross margin was 47.7% for the three months ended June 30, 1997, down from 49.2% for the three months ended June 30, 1996. The gross profit for system revenues increased to $6.1 million for the quarter ended June 30, 1997 from $5.8 million for the same quarter of the previous fiscal year. The system gross margin decreased to 48.8% for the current quarter from 50.7% for the first quarter of the previous year. Overall maintenance gross profit remained consistent at $1.2 million for the quarter ended June 30, 1997 versus $1.1 million for the quarter ended June 30, 1996. Gross margin related to maintenance revenues increased to 43.1% for the first quarter of the current year in comparison to 42.8% for the first quarter of the previous year.

The decline in system margin was due primarily from lower overall material costs which resulted from the shipment of several high margin contracts in the first three months of the previous year. The nominal increase in the Company's maintenance revenue margin is reflective of an increased labor allocation to system cost of sales resulting from higher warranty costs in the current year. The Company's margin may be affected quarter-to-quarter by several factors, including the proportion of total revenues derived from competitive bid processes and the mix of products sold.

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

RD&E expenses decreased 12.4% to $2.6 million for the quarter ended June 30, 1997, down from $3.0 million for the quarter ended June 30, 1996. The decrease in RD&E expense is due primarily to a reduction in contract labor utilized during the current year. RD&E expenses, as a percentage of revenues, decreased to 17.0% for the three month period ended June 30, 1997 from 20.9% for the three month period ended June 30, 1996.

Management expects that RD&E expenses will remain relatively constant during the remainder of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses and other marketing expenses.

For the three month period ended June 30, 1997, SG&A expenses increased to $3.8 million from $3.2 million for the three month period ended June 30, 1996. This reflects an overall increase in SG&A expense of $0.6 million or 18.7% between the first quarter of the current year and the prior year's first quarter. The increase in SG&A expenses is due to increased personnel in sales and marketing and by establishing a sales commission plan which provides incentive payments based on the achievement of established goals. SG&A expenses, as a percentage of revenues, equaled 25.0% for the quarter ended June 30, 1997 higher by 2.3 percentage points from the same period of the previous year.

OTHER EXPENSE

Other expense for the quarter ended June 30, 1997 equaled $0.8 million in comparison to $0.3 million for the quarter ended June 30, 1996. Other expense for the period ended June 30, 1997 is comprised of $774,000 of acquisition expenses resulting from the acquisition of TFP Inc.

PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended June 30, 1997 equaled $29,000 in comparison to expense of $194,000 for the quarter ended June 30, 1996. The Company's current year tax provision is based on a statutory rate of 35% and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.

                          PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


SYSTEM BACKLOG

The Company measures its backlog of system revenues based on orders for which contracts or purchase orders have been signed, but which have not been shipped and for which revenues have not been recognized. At June 30, 1997 the Company's system revenues backlog was approximately $24.3 million, compared to $14.2 million at March 31, 1997. The significant increase in the Company's backlog is due to the $22.6 million in orders booked in the first three months of the fiscal year.

Much of the Company's backlog as of June 30, 1997 is expected to be shipped during the current fiscal year. However, certain orders comprising backlog may set forth requirements for custom software development or data file conversion which may require extensive work to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could result in the cancellation of the related order. Furthermore, variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

FINANCIAL CONDITION
-------------------
Cash, cash equivalents, and short-term investments decreased slightly from $8.4 million at March 31, 1997 to $8.1 million at June 30, 1997. Trade receivables rose $1.1 million from $23.5 million at March 31, 1997 to $24.6 million at June 30, 1997, primarily as a result of the elimination of receivables factoring for the TFP Inc. division. Total inventory levels declined $0.7 million from $5.2 million at March 31, 1997 to $4.4 million at June 30, 1997 due to continued effort on the part of the Company to outsource hardware that was previously manufactured in-house.

Total current liabilities remained flat quarter-over-quarter at $13.9 million. The decline in accounts payable is attributable to reduced inventory receipts in the first quarter. The increase in accrued liabilities of $1.5 million is primarily due to a third party commission owed as a result of a substantial contract that shipped in June 1997, as well as to an increase in certain other accruals contributed to the higher accrued liabilities balance. Deferred revenue declined $0.4 million from March 31, 1997 to June 30, 1996. The $0.7 million decline in total debt from March 31, 1997 to June 30, 1997 is primarily the result of a lower amount outstanding on the Company's revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company finances its operations through the cash provided by its operations, short-term investments and the utilization of its revolving credit line. The Company's operating activities generated cash of approximately $0.4 million for the three months ended June 30, 1997. The Company's operating activities used cash of approximately $1.2 million for the period ended June 30, 1996.

                          PRINTRAK INTERNATIONAL INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The Company's investing activities used cash of approximately $0.8 million for the three months ended June 30, 1997, as a result of capital expenditures of $0.3 million and $0.6 million of short-term investment purchases. The Company's investing activities used cash of approximately $0.3 million for the three months ended June 30, 1996 due to capital expenditures.

Financing activities used net cash of approximately $0.5 million and $1.8 million for the three months ended June 30, 1997 and June 30, 1996. For the current period, net debt repayments equaled $.7 million. For the period ended June 30, 1996, net debt repayments equaled $1.1 million.

The Company believes that the cash generated from operations and short-term investments as well as its credit facility, will be sufficient to meet its cash requirements at least through the end of fiscal year 1998.

                           PRINTRAK INTERNATIONAL INC.

PART II - OTHER INFORMATION
---------------------------
Item 1 - LEGAL PROCEEDINGS
         -----------------
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

Item 2 - CHANGES IN SECURITIES
         ---------------------
None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

Item 5 - OTHER INFORMATION
         -----------------
None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The Registrant filed the following Current Reports on Form 8-K during the first quarter of the fiscal year 1998:

      May 15, 1997      Acquisition of TFP Inc., a South Carolina Corporation

      May 21, 1997      TFP Inc. pro forma financial statements

Exhibit Index:

99.1    May 7, 1997     Printrak announces completion of TFP Inc. acquisition

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PRINTRAK INTERNATIONAL INC.
                                         (REGISTRANT)



August 14, 1997                           ________________________________
                                          Richard M. Giles
                                          Chairman of the Board, Chief
                                          Executive Officer, President and
                                          acting Chief Financial Officer
                                          (Principal Financial Officer)