Form 10-Q
period 1997-09-30
PRINTRAK INTERNATIONAL INC
filed 1997-11-14
CIK 1013050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                                      ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------

Commission File Number:   000-20719
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

    11,228,149 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of October 31, 1997.

                                      FORM 10-Q
                                      ---------

                                       CONTENTS
                                       --------

                                                                     Page Number
PART I -  FINANCIAL INFORMATION                                      -----------

Item 1:  FINANCIAL STATEMENTS

   Consolidated Balance Sheets at September 30, 1997 (unaudited)
     and March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .   3

   Unaudited Consolidated Statements of Operations for the three
     month periods ended  September  30, 1997 and 1996 . . . . . . . . .   4

   Unaudited Consolidated Statements of Operations for the six
     month periods ended  September  30, 1997 and 1996 . . . . . . . . .   5

   Unaudited Consolidated Statements of Cash Flows for the six
     month periods ended September  30, 1997 and 1996. . . . . . . . . .   6

   Notes to the Consolidated Financial Statements. . . . . . . . . . . .   7

Item 2:  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . . . . . .  10


PART II - OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders . . . . . .  17

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  17


Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                             PRINTRAK INTERNATIONAL INC.
                             CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           SEPTEMBER 30,        MARCH 31,
                                                                              1997                1997
                                                                            (UNAUDITED)         (RESTATED,
                                                                                                SEE NOTE 1)
                                    ASSETS                                 ------------         -----------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $  2,476            $  3,832
   Short-term investments. . . . . . . . . . . . . . . . . . . . . . .          2,130               4,599
   Accounts receivable, net (Note 2) . . . . . . . . . . . . . . . . .         33,495              23,539
   Inventories, net (Note 3) . . . . . . . . . . . . . . . . . . . . .          6,891               5,174
   Prepaid expenses and other current assets.. . . . . . . . . . . . .          1,748                 518
   Deferred  income tax. . . . . . . . . . . . . . . . . . . . . . . .            955               1,058
                                                                             --------            --------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .         47,695              38,720

Notes receivable from related parties. . . . . . . . . . . . . . . . .            551                 543
Property, plant and equipment - net. . . . . . . . . . . . . . . . . .          6,203               5,570
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          2,867               2,867
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,907               1,858
                                                                             --------            --------
                                                                             $ 62,223            $ 49,558
                                                                             --------            --------
                                                                             --------            --------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,683            $  4,431
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          8,660               4,595
   Current portion of long-term debt (Note 4). . . . . . . . . . . . .            290                 302
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .          9,070               3,919
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .            346                 631
                                                                             --------            --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .         25,049              13,878

Long-term debt, less current portion (Note 4). . . . . . . . . . . . .          8,062               1,524
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .            159                 159
                                                                             --------            --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        33,270              15,561

Stockholders' equity:
   Common stock ($.0001 par value; 20,000,000 shares authorized;
      11,224,371 and 10,425,494 shares issued and outstanding) . . . .              1                   1
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .         17,508              16,756
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .         11,814              17,527
   Note receivable from stockholder. . . . . . . . . . . . . . . . . .           (300)               (300)
   Cumulative foreign exchange translation adjustment. . . . . . . . .            (70)                 13
                                                                             --------            --------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . .         28,953              33,997
                                                                             --------            --------
                                                                             $ 62,223            $ 49,558
                                                                             --------            --------
                                                                             --------            --------

               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PRINTRAK INTERNATIONAL INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS
                     ENDED SEPTEMBER 30, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS        THREE MONTHS
                                                                             ENDED               ENDED
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                              1997                1996
                                                                                               (RESTATED,
                                                                                               SEE NOTE 1)
                                                                         -------------       -------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 15,905            $ 12,508
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,322               2,654
                                                                            --------            --------
  Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .         19,227              15,162

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,063               6,925
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,178               1,513
                                                                            --------            --------
  Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . .         11,241               8,438

  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,986               6,724

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . . . . . . . .         2,480               3,003
Selling, general and administrative. . . . . . . . . . . . . . . . . .         4,907               2,971
Acquisition related expenses . . . . . . . . . . . . . . . . . . . . .           555                   -
In-process R & D expense . . . . . . . . . . . . . . . . . . . . . . .         5,900                   -
                                                                            --------            --------
  Total operating expenses . . . . . . . . . . . . . . . . . . . . . .        13,842               5,974

  Operating (loss) income. . . . . . . . . . . . . . . . . . . . . . .        (5,856)                750

Other (income) expense . . . . . . . . . . . . . . . . . . . . . . . .          (177)                 47
                                                                            --------            --------
  (Loss) income before provision for income taxes. . . . . . . . . . .        (5,679)                703

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .            88                 258
                                                                            --------            --------
  Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . .       $(5,767)          $     445
                                                                            --------            --------
                                                                            --------            --------
  Net (loss) income per share  (Note 5). . . . . . . . . . . . . . . .        $ (.49)             $  .04
                                                                            --------            --------
                                                                            --------            --------

Weighted average shares outstanding. . . . . . . . . . . . . . . . . .        11,769              11,405


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTH PERIODS
                          ENDED SEPTEMBER 30, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              SIX MONTHS         SIX MONTHS
                                                                 ENDED              ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                 1997               1996
                                                                                 (RESTATED,
                                                                                 SEE NOTE 1)
                                                             -------------      -------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 28,297           $ 23,956
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .       6,192              5,322
                                                                --------           --------
  Total revenues . . . . . . . . . . . . . . . . . . . . . .      34,489             29,278

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,397             12,570
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .       3,820              3,040
                                                                --------           --------
  Total cost of revenues . . . . . . . . . . . . . . . . . .      19,217             15,610

  Gross profit . . . . . . . . . . . . . . . . . . . . . . .      15,272             13,668

OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . . .       5,070               5,958
Selling, general and administrative. . . . . . . . . . . . .       8,716              6,182
Acquisition related expenses . . . . . . . . . . . . . . . .       1,429                  -
In-process R & D expense . . . . . . . . . . . . . . . . . .       5,900                  -
                                                                --------           --------
  Total operating expenses . . . . . . . . . . . . . . . . .      21,115             12,140

  Operating (loss) income. . . . . . . . . . . . . . . . . .      (5,843)             1,528

Other (income) expense . . . . . . . . . . . . . . . . . . .        (246)               311
                                                                --------           --------
  (Loss) income before provision for income taxes. . . . . .      (5,597)             1,217

Provision for income taxes . . . . . . . . . . . . . . . . .         117                452
                                                                --------           --------
  Net (loss) income. . . . . . . . . . . . . . . . . . . . .    $ (5,714)          $    765
                                                                --------           --------
                                                                --------           --------

  Net (loss) income per share  (Note 5). . . . . . . . . . .    $   (.49)          $    .07
                                                                --------           --------
                                                                --------           --------

  Weighted average shares outstanding. . . . . . . . . . . .      11,771             10,235



  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PRINTRAK INTERNATIONAL INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTH PERIODS
                         ENDED SEPTEMBER 30, 1997 AND 1996
                                    (IN THOUSANDS)


                                                                          SIX MONTHS         SIX MONTHS
                                                                            ENDED              ENDED
                                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                                             1997               1996
                                                                                             (RESTATED,
                                                                                             SEE NOTE 1)
                                                                         -------------      -------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .         $(5,714)          $   765
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . .           1,379             1,276
  Write-off of In process R&D. . . . . . . . . . . . . . . . . . . .           5,900                --
  Loss on sale of fixed assets . . . . . . . . . . . . . . . . . . .              14                90
  Deferred tax provision . . . . . . . . . . . . . . . . . . . . . .             103               207
  Changes in operating assets and liabilities (net of assets acquired):
       Accounts receivable, net. . . . . . . . . . . . . . . . . . .          (6,418)           (4,439)
       Inventories, net. . . . . . . . . . . . . . . . . . . . . . .             237            (2,713)
       Prepaid expenses and other current assets . . . . . . . . . .          (1,053)             (787)
       (Interest) Proceeds from notes receivable & other assets. . .              (8)              779
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . .             946
       Accounts payable and other current liabilities. . . . . . . .             608            (2,340)
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . .           1,508             2,158
       Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .           1,766            (1,234)
                                                                             -------           -------
  Net cash (used in) provided by operating activities. . . . . . . .            (732)           (7,017)
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .            (679)             (223)
  Business acquisitions. . . . . . . . . . . . . . . . . . . . . . .          (9,606)               --
Proceeds from sale of short-term investments . . . . . . . . . . . .           2,469                --
                                                                             -------           -------
  Net cash (used in) provided by investing activities. . . . . . . .          (7,816)              556

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .           6,523            (4,668)
Additional Paid in Capital . . . . . . . . . . . . . . . . . . . . .             752            14,707
                                                                             -------           -------
  Net cash provided by (used in) financing activities. . . . . . . .          7,275             10,039
Effect of exchange rate changes on cash balances . . . . . . . . . .             (83)                5
                                                                             -------           -------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . .          (1,356)             3583
Cash and cash equivalents, beginning of year . . . . . . . . . . . .           3,832             3,625
                                                                             -------           -------
Cash and cash equivalents, end of period . . . . . . . . . . . . . .         $ 2,476           $ 7,208
Non-Cash Transaction-Transfer of Inventory to Fixed Assets . . . . .             580             2,633
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest expense . . . . . . . . .         $    95           $   174
Cash paid during the period for income taxes . . . . . . . . . . . .         $   431           $   250


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTH PERIODS
                       ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                            SIX MONTHS
                                                               ENDED
                                                        SEPTEMBER 30, 1997
                                                        ------------------
Detail of business acquired in purchase transaction:

Purchased In-Process Research and Development. . . . . .     $  5,900
Fair Value of Assets Acquired. . . . . . . . . . . . . .       11,008
Liabilities Assumed. . . . . . . . . . . . . . . . . . .       (7,301)
                                                             --------
Cash Paid for the Acquisition, net of cash acquired. . .        9,606

                             PRINTRAK INTERNATIONAL INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL


GENERAL BUSINESS

Printrak International Inc. ("the Company") is a worldwide supplier of biometric identification systems used primarily in law enforcement applications and with increasing frequency in civil applications such as welfare and immigration control. The Company provides networked fingerprint, photo imaging, computer-aided dispatching, automated records management and document imaging systems.

On May 7, 1997, Printrak International Inc. acquired all of the issued and outstanding capital stock of TFP Inc., a South Carolina corporation, in a transaction accounted for as a pooling-of-interest. As a result of the acquisition, TFP became a wholly-owned subsidiary of the Company and the outstanding shares and outstanding warrants to purchase shares of TFP Common Stock and Series A Preferred Stock have been converted into an aggregate 1,399,494 shares of fully paid and non-assessable Common Stock, $.0001 par value, of Printrak. The outstanding options to purchase shares of TFP Common Stock have been converted into the right to acquire 116,496 shares of Common Stock of the Company. The purchase price and all other terms of the Agreement were determined pursuant to arm's-length negotiations between the parties.

On July 21, 1997 the Company acquired a business unit of SCC Communications Corp. (SCC) located in Boulder, Colorado, in a transaction accounted for under purchase accounting. As a result of the acquisition, the business unit will operate as a division of the Company. The purchase price and all other terms of the transactions were determined by arm's-length negotiations between the parties.

On August 29, 1997, the Company acquired SunRise Imaging ("SunRise"), a California corporation in a transaction accounted for under purchase accounting. As a result of the acquisition, Sunrise became a wholly owned subsidiary of the Company and the outstanding shares of Common Stock of SunRise were converted into the right to receive an aggregate of $10,175,000, plus an additional amount of up to $725,000 to be determined based on the revenue of SunRise for fiscal 1997. The purchase price and all other terms of the transactions were determined by arm's-length negotiations between the parties.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of and for the three month and six month periods ended September 30, 1997 and 1996.

With the exception of the Boulder division, revenue is recognized for system sales with insignificant customer obligations when the system is shipped. The Company records an accrual for any remaining obligations which typically consist of installation and warranty costs. The Company recognizes system revenue for the Boulder division under percentage of completion accounting based on the achievement of specified milestones. Under both revenue recognition policies, if a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued. Revenue for file conversion services is recognized as such services are performed. Revenue for maintenance service contracts is recognized on a monthly basis ratably over the period of the contract. Cash payments for maintenance received in advance of revenue recognition are accounted for as deferred revenue.

The accompanying consolidated financial statements as of March 31, 1997 and for the three month and six month periods ended September 30, 1996 have been restated to reflect the business combination between Printrak and TFP, its subsidiary, and are based on each Company's respective historical financial statements and notes thereto. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1998. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

2.  ACCOUNTS RECEIVABLE
Accounts receivable consist of the following (in thousands):

                                                  SEPTEMBER  30, 1997       MARCH 31, 1997
                                                     (unaudited)
                                                  --------------------      --------------
   Billed receivables . . . . . . . . . . . . . .             $ 21,136            $ 15,435
   Unbilled receivables . . . . . . . . . . . . .               12,847               8,337
                                                              --------            --------
                                                                33,983              23,772
   Less allowance for doubtful accounts . . . . .                 (488)               (233)
                                                              --------            --------
                                                              $ 33,495            $ 23,539
                                                              --------            --------
                                                              --------            --------


Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

 Inventories consist of the following (in thousands):

                                                       SEPTEMBER 30, 1997     MARCH 31, 1997
                                                           (unaudited)
                                                       -------------------    --------------
   Raw materials. . . . . . . . . . . . . . . . .                  $ 4,590           $ 3,725
   Work in process. . . . . . . . . . . . . . . .                    3,065             1,690
   Finished goods . . . . . . . . . . . . . . . .                       --                36
                                                                   -------           -------
                                                                     7,655             5,451
   Less allowance for inventory obsolescence. . .                     (764)             (277)
                                                                   -------           -------
                                                                   $ 6,891           $ 5,174
                                                                   -------           -------
                                                                   -------           -------

4.  DEBT

 Debt consists of the following (in thousands):

                                                   SEPTEMBER 30, 1997      MARCH 31, 1997
                                                       (unaudited)
                                                   ------------------      --------------
   Revolving line of credit with bank . . . . . .        $ 2,685               $ 1,000
   Acquisition line . . . . . . . . . . . . . . .          5,000                     -
   Obligations under capital leases . . . . . . .            612                   771
   Other. . . . . . . . . . . . . . . . . . . . .             55                    55
                                                         -------               -------
     Total debt . . . . . . . . . . . . . . . . .          8,352                 1,826
   Less current installments of
     long-term debt . . . . . . . . . . . . . . .           (290)                 (302)
                                                         -------               -------
                                                         $ 8,062               $ 1,524
                                                         -------               -------
                                                         -------               -------

The Company's revolving credit agreement provides for a total of $15 million in secured borrowings for working capital and acquisitions and bears interest at variable rates. The loan is presently scheduled to mature July 31, 1998, and the Company is currently negotiating a renewal of the agreement which will extend the maturity. As of September 30, 1997, the Company had approximately $7.3 million of available borrowings.

The revolving credit agreement contains certain financial and other covenants with which the Company must comply on an on-going basis. Management believes the Company is in compliance with all terms and covenants of this agreement at September 30, 1997.

5.  WARRANTS

On September 15, 1997, a warrant to purchase up to 20,000 shares of the Company's Common Stock was issued to an outside consultant as payment in full of services rendered. The warrant may be exercised on or before September 15, 2007. The exercise price per share is $11.15, the fair market value on the issuance date.

6. NET INCOME (LOSS) PER SHARE

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended September 30, 1997 with the three-month period ended September 30, 1996, as well as the six month period ended September 30, 1997 with the six month period ended September 30, 1996. This discussion should be read in conjunction with the financial statements and associated notes.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO
THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation, and maintenance revenues related to hardware and software support.

Revenues totaled $19.2 million for the quarter ended September 30, 1997, increasing 26.8% from revenues of $15.2 million for the quarter ended September 30, 1996. Revenue contributions from SunRise Imaging and the Company's Boulder division contributed $2.6 million or 65% of the increase over the prior period. System revenues increased 27.2% to $15.9 million for the second quarter, up from $12.5 million for the second quarter of the previous year. System revenues resulting from the two newly acquired divisions were $2.2 million of the $3.4 million increase from the prior period.

Maintenance revenues equaled $3.3 million for the three-month period ended September 30, 1997, up from revenues of $2.7 million for the three month period ended September 30, 1996. The increase in maintenance revenues is due in part to the SunRise Imaging and Boulder division acquisitions, but is also reflective of the expiration of warranties on some contracts and an overall expansion in the customer installed base over the prior year. Upon expiration of the system warranty, customers enter into maintenance agreements which yield revenue over the life of the maintenance agreement.

The Company's quarterly revenues have in the past, and in the future may be expected to fluctuate. These fluctuations are the result of a variety of factors, including: the Company's delivery cycle, variations in order size, variations in product mix and the timing of orders.

GROSS PROFIT

Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, file conversion costs and maintenance expenses.

Overall gross profit increased 18.8% to $8.0 million for the quarter ended September 30, 1997 in comparison to $6.7 million for the quarter ended September 30, 1996. Gross margin was 41.5% for the three months ended September 30, 1997, down from 44.3% for the three months ended September 30, 1996. The gross profit for system revenues increased to $6.8 million for the quarter ended September 30, 1997 from $5.6 million for the same quarter of the previous fiscal year. The system gross margin decreased to 43.0% for the current quarter from 44.6% for the first quarter of the previous year. Overall maintenance gross profit remained consistent at $1.1 million for the quarters ended September 30, 1997 and September 30, 1996. Gross margin related to maintenance revenues decreased to 34.4% for the second quarter of the current year in comparison to 43.0% for the second quarter of the previous year.

The decline in system margin is due primarily to increased warranty expense realized as a result of longer acceptance cycles on certain large scale installations. The decrease in the Company's maintenance margin is reflective of certain significant costs which the Company is incurring in the short-term to implement a world-wide customer service network which will enhance service to all customers. Customer service margin erosion is also the result of certain inherited service contracts from the Boulder division that yield somewhat lower margins than the Company has previously experienced on AFIS maintenance contracts; these unfavorable contracts will be re-negotiated as they expire. The Company's margin may be affected quarter-to-quarter by several factors, including the proportion of total revenues derived from competitive bid process and the mix of products sold.

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

RD&E expenses decreased 17.4% to $2.5 million for the quarter ended September 30, 1997, down from $3.0 million for the quarter ended September 30, 1996. RD&E expenses, as a percentage of revenues, decreased to 12.9% for the three month period ended September 30, 1997 from 19.8% for the three month period ended September 30, 1996. The decrease in RD&E expense is due primarily to a reduction in contract labor utilized during the current year. In the prior year, significant contract labor expense was incurred to develop criminal history system applications.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses and other marketing expenses.

For the three month period ended September 30, 1997, SG&A expenses increased to $4.9 million from $3.0 million for the three month period ended September 30, 1996. SG&A expenses, as a percentage of revenues, equaled 25.5% for the three month period ended September 30, 1997 versus 19.6% for the same period of the previous year. This reflects an overall increase in SG&A expense of $1.9 million or 65% between the second quarter of the current year and the prior year's second quarter. The increase in SG&A expenses is due primarily to increased personnel in sales and marketing and to the establishment of a sales commission plan which provides incentive payments based on the achievement of established goals. Additionally, the Company has incurred higher travel and marketing expenses as a result of significant sales activity, particularly in international markets. These efforts have resulted in $43.5 million in system orders during the first two quarters.

AQUISITION RELATED EXPENSE

The acquisition expense of $0.6 million includes costs for employee relocation, a facility closure in Idaho associated with the Company's Sunrise Imaging acquisition and other non-capitalizeable acquisition type costs.

IN-PROCESS RESEARCH & DEVELOPMENT EXPENSE

The in-process R & D expense of $5.9 million is the value assigned to SunRise Imaging's developmental products. Goodwill was reduced by a corresponding amount and the remaining goodwill value will be amortized over varying periods, ranging from three to ten years.

OTHER EXPENSE / INCOME

Other income for the quarter ended September 30, 1997 equaled $0.2 million in comparison to $0.1 million expense for the quarter ended September 30, 1996. Other income for the period ended September 30, 1997 is comprised of interest income from investments and notes receivable from related parties.

                          PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended September 30, 1997 equaled $.1 million in comparison to expense of $.3 million for the quarter ended September 30, 1996. The Company's current year tax provision is based on a statutory rate of 40%, excluding in-process R & D and acquisition related expenses, and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO
THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996


TOTAL REVENUES

Revenues totaled $34.5 million for the six months ended September 30, 1997,
increasing 17.8% from revenues of $29.3 million for the prior year.   Revenue
from the purchase acquisitions contributed $2.6 million to the year-over-year increase. Systems revenue increased 18.1% over the prior year from $24.0 million to $28.3 million. The primary contributor to the system revenue increase was incremental revenues associated with Sunrise Imaging and the Company's Boulder division.

Maintenance revenues equaled $6.2 million for the six month period ended September 30, 1997, up from revenues of $5.3 million for the six month period ended September 30, 1996. The increase in maintenance revenues is due, in part, to the Company's acquisitions, but it is also reflective of the expiration of warranties on some contracts and an overall expansion in the customer installed base over the prior year.

GROSS PROFIT

Overall gross profit increased 11.7% to $15.3 million for the six months ended September 30, 1997 in comparison to $13.7 million for the prior year. Gross margin was 44.3% for the six months ended September 30, 1997, down from 46.7% for the six months ended September 30, 1996. The gross profit for system revenues increased to $12.9 million for the period ended September 30, 1997 from $11.4 million for the same period of the previous fiscal year. The system gross margin decreased to 45.6% for the current quarter from 47.5% for the second quarter of the previous year. Overall maintenance gross profit increased slightly to $2.4 million for the six month period ended September 30, 1997 from $2.3 million for the six months ended September 30, 1996. Gross margin related to maintenance revenues decreased to 38.3% for the first six months of the current year in comparison to 42.9% for the first six months of the previous year.

The decline in system margin is due primarily to increased warranty expense realized as the result of longer acceptance cycles on certain large scale installations. The decrease in the Company's maintenance margin is reflective of certain significant costs which the Company is incurring in the short-term to implement a world-wide customer service network which will enhance overall service to all customers. Customer service margin erosion is also the result of certain inherited service contracts from the Boulder division that yield somewhat lower margins than the Company has previously experienced on AFIS maintenance contracts; these unfavorable contracts will be re-negotiated as they expire.

                          PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E expenses decreased 14.9% to $5.1 million for the six months ended September 30, 1997, which represents a $0.9 million decrease from the prior year expense of $6.0 million. RD&E expenses, as a percentage of revenues, decreased to 14.7% for the six months ended September 30, 1997 from 20.5% for the six months ended September 30, 1996. The decrease in RD&E expense is due primarily to a reduction in contract labor utilized during the current year. In the prior year, significant contract labor expense was incurred to develop criminal history system applications.

SELLING, GENERAL AND ADMINISTRATIVE

For the six months ended September 30, 1997, SG&A expenses increased to $8.7 million from $6.2 million for the period ended September 30, 1996. SG&A expenses, as a percentage of revenues, equaled 25.3% for the six months ended September 30, 1997 versus 21.1% for the same period of the previous year.
The increase in SG&A expenses is due primarily to increased personnel in sales and marketing and to the establishment of a sales commission plan which provides incentive payments based on the achievement of established goals. Additionally, the Company has incurred higher marketing type expenses supporting a larger company infrastructure.

AQUISITION RELATED EXPENSE

Acquisition expenses were associated with the TFP Inc., Boulder division and SunRise Imaging Inc. acquisitions. The expenses included legal and accounting fees associated with the pooling of interest transaction, employee relocation costs, a facility closure and other non-capitalizeable acquisition type costs.

IN-PROCESS RESEARCH & DEVELOPMENT EXPENSE

The in-process R & D expense of $5.9 million is the value assigned to SunRise Imaging's developmental products. Goodwill was reduced by a corresponding amount and the remaining goodwill value will be amortized over varying periods, ranging from three to ten years.

OTHER EXPENSE / INCOME

Other income for the six month period ended September 30, 1997 equaled $0.2 million in comparison to $0.3 million expense for the same period of the previous year. Other income for the period ended September 30, 1997 is comprised of interest income from investments and notes receivable from related parties.

PROVISION FOR INCOME TAXES

Income tax expense for the six month period ended September 30, 1997 equaled $.1 million in comparison to expense of $.5 million for the six month period ended September 30, 1996. The Company's current year tax provision is based on a statutory rate of 40%, excluding in-process R & D and acquisition related expenses, and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.

                             PRINTRAK INTERNATIONAL INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

SYSTEM BACKLOG

The Company measures its backlog of system revenues based on orders for which contracts or purchase orders have been signed, but which have not been shipped and for which revenues have not been recognized. At September 30, 1997 the Company's system revenues backlog was approximately $36.3 million, compared to $14.2 million at March 31, 1997. The significant increase in the Company's backlog is due to the $22.6 million and $20.9 million in orders booked in the first and second quarters of the fiscal year.

A significant portion of the Company's backlog as of September 30, 1997 is expected to be shipped during the current fiscal year. However, certain orders comprising backlog may set forth requirements for custom software development or data file conversion which may require extensive work to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could result in the cancellation of the related order. Furthermore, variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments decreased from $8.4 million at March 31, 1997 to $4.6 million at September 30, 1997 substantially due to the liquidation of $5.0 million in investments to assist with the purchase of SunRise Imaging. Trade receivables rose $10.0 million from $23.5 million at March 31, 1997 to $33.5 million at September 30, 1997. The Boulder division and Sunrise Imaging acquisitions contributed $3.6 million of the increase, and TFP contributed approximately $3.0 million as a result of the elimination of its receivables factoring. Total inventory levels increased $1.7 million from $5.2 million at March 31, 1997 to $6.9 million at September 30, 1997 due primarily to costs in excess of revenues associated with percentage of completion accounting in the Company's Boulder division. The $1.2 million increase in prepaid expenses and other current assets is primarily attributable to the reclassification of a receivable balance.

The $0.6 million increase in the net balance of property, plant and equipment was primarily the result of incremental balances resulting from the acquisitions. Other assets increased $3.0 million, from $1.9 million as of March 31, 1997 to $4.9 million as of September 30, 1997. The increase is due to recognition of goodwill resulting from the purchase accounting for the Boulder and SunRise Imaging acquisitions offset, in part, by certain reclassifications.

Total current liabilities increased $11.1 million from $13.9 million as of March 31, 1997 to $25.0 million as of September 30, 1997 Accounts payable increased $2.3 million from $4.4 million as of March 31, 1997 to $6.7 million as of September 30, 1997 due primarily to incremental balances resulting from the Company's new subsidiaries. Accrued liabilities increased from $4.6 million as of March 31, 1997 to $8.7 million as of September 30, 1997 The increase is substantially attributable to incremental balances assumed and expense accruals incurred resulting from the acquisitions. Additionally, the warranty provision increased, coincident with the higher level of system shipments and the longer acceptance periods for certain significant systems. Finally, an increase in certain payroll accruals and the accrual of the Company's user's conference also contributed to the increase in accrued liabilities. Deferred revenue increased $5.2 million from $3.9 million as of March 31, 1997 to $9.0 million as of September 30, 1997. $2.5 million of the increase represents the incremental balances as a result of the acquisitions. The remaining balance is due to customer deposits on some large scale AFIS orders. The $6.6 million increase in long-term debt is reflective of the $5.0 million in financing used to acquire SunRise Imaging and the outstanding balance on the Company's revolving line of credit.

                             PRINTRAK INTERNATIONAL INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations, short-term investments and the utilization of its revolving credit line. The Company's operating activities used net cash of approximately $.7 million for the six months ended September 30, 1997 due primarily to increases in accounts receivable and inventories, offset by the in-process research and development write-off associated with the Sunrise Imaging acquisition. The Company's operating activities used cash of approximately $7.0 million for the period ended June 30, 1996 as a result of increases in accounts receivable, inventory and certain liabilities. The Company's investing activities used cash of approximately $7.8 million for the six months ended September 30, 1997, as a result of capital expenditures of $.7 million, cash used to acquire the Boulder division and Sunrise Imaging for $9.6 million, offset, in part, by the sale of short-term investments which yielded approximately $2.5 million of cash. The Company's investing activities provided net cash of approximately $0.6 million for the six months ended September 30, 1996 due to proceeds received from a related party note receivable. Financing activities generated net cash of approximately $7.3 million and $10.0 million for the six months ended September 30, 1997 and September 30, 1996. For the current period, proceeds from long-term debt of $6.5 million provided operating cash flow. For the period ended September 30, 1996, net debt repayments equaled $4.7 million while proceeds from the Company's initial public offering provided $14.7 million in proceeds.

The Company believes that the cash generated from operations and short-term investments as well as its credit facility, will be sufficient to meet its cash requirements at least through the end of fiscal year 1998.

                             PRINTRAK INTERNATIONAL INC.



PART II - OTHER INFORMATION

Item 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS
         ----------------------------------------

    (F) USE OF PROCEEDS

The Company effected a registration with the Securities and Exchange Commission on Form S-1, Registration No. 333-04610 (the "Registration Statement"), whereby the Company registered up to 2,500,000 shares of Common Stock, including 500,000 shares to be offered by the selling stockholders identified in the Registration Statement. The Registration Statement was granted effectiveness on July 2, 1997 (the "IPO"). The price of the Company's Common Stock was $8.00 per share, less underwriting discounts and commissions of $.56 per share. On August 6, 1996, the underwriters of the Company's IPO exercised their option to purchase an additional 121,000 shares of Common Stock directly from the Company at a price of $8.00 per share, less underwriting discounts and commissions of $.56 per share. The Company received a total of net proceeds of $15.8 million, before deducting offering expenses, from the sale of the Common Stock pursuant to the IPO and the exercise of the over-allotment option.

The Company has previously filed several Forms S-R with the Securities and Exchange Commission reporting the use of proceeds. The latest Form S-R, which was filed on June 30, 1997, reported that the Company has used approximately $8.8 million of the net proceeds from the IPO for repayment of indebtedness and for working capital. The remaining net proceeds of the offering, equal to approximately $7.0 million, were invested in short-term investment grade money market instruments. In conjunction with the Company's acquisition of SunRise Imaging on September 9, 1997, the Company used $5.0 of proceeds for partial payment of the purchase price.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The annual meeting of stockholders was held on August 15, 1997. Of the 11,134,388 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 9,182,439 common shares, representing 82.61% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following actions were taken at the stockholders' meeting:

Three proposals were presented and voted on at the stockholders' meeting.

Proposal One: Each of the six nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected: R. Giles, J. Hardy, K. Simonds, C. Smith, B. White and A. Wong.

Proposal Two: The stockholders approved an amendment to the Company's ESPP to increase the shares subject thereto to a total 350,000 shares. The voting
results were:   For 9,140,094; Against 33,720;  Abstain 8,625;  Broker
Non-Vote 0.

Proposal Three:  The appointment of Deloitte & Touche LLP as independent
auditors was ratified.  The voting results were:   For 9,173,019;
Against 5,400; Abstain 4,020;  Broker Non-Vote 0.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Item 6(a)

2.1 Agreement and Plan of Merger dated August 29, 1997 among Registrant, SunRise Acq. Corp., SunRise Imaging and the principal shareholders of SunRise Imaging (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on September 24, 1997)

27     Financial Data Schedule


(b) The Registrant filed the following Current Reports on Form 8-K during the second quarter of the fiscal year 1998:

  July 9, 1997              Registration of Kevin McDonnell , CFO and Director
                            of the Board

  July 21, 1997             Pro forma financial statements relating to
                            acquisition of TFP Inc.

  September 24, 1997        Acquisition of  SunRise Imaging, a California
                            Corporation

                                      SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRINTRAK INTERNATIONAL INC.
                                              (REGISTRANT)



November 14, 1997
                                              --------------------------------
                                              Richard M. Giles
                                              Chairman of the Board, Chief
                                              Executive Officer, President and
                                              acting Chief Financial Officer
                                              (Principal Financial Officer)