Form 10-Q
period 1997-12-31
PRINTRAK INTERNATIONAL INC
filed 1998-02-13
CIK 1013050

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

                                         OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934



                       Commission File Number:   000-20719
                                               -------------

                           PRINTRAK INTERNATIONAL INC.
               -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                     DELAWARE                        33-0070547
                     --------                        ----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

  1250 NORTH TUSTIN AVENUE, ANAHEIM, CALIFORNIA         92807
  ---------------------------------------------         -----
     (Address of principal executive offices)        (Zip Code)

                                  (714)  238-2000
                                  ---------------
                (Registrant's telephone number, including area code)


                                   NOT APPLICABLE
                                   --------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
   Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                            X    Yes             No
                         -------         -------

        11,236,536 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of January 31, 1998.

                                     FORM 10-Q

                                      CONTENTS

                                                                    Page Number
PART I -  FINANCIAL INFORMATION                                     -----------

Item 1:   FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1997 (unaudited)
and March 31, 1997.. . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Unaudited Consolidated Statements of Operations for the three
month periods ended December 31, 1997 and 1996 . . . . . . . . . . . . .    4

Unaudited Consolidated Statements of Operations for the nine
month periods ended December 31, 1997 and 1996 . . . . . . . . . . . . .    5

Unaudited Consolidated Statements of Cash Flows for the nine
month periods ended December 31, 1997 and 1996.. . . . . . . . . . . . .    6

Notes to the Consolidated Financial Statements.. . . . . . . . . . . . .    8

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . . . .   11

PART II - OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders. . . . . .   18

Item 6:   Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . .   18

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                            PRINTRAK INTERNATIONAL INC.
                            CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1997 AND MARCH 31, 1997
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          MARCH 31,
                                                                          DECEMBER 31,      1997
                                                                              1997       (RESTATED,
                                                                          (UNAUDITED)    SEE NOTE 1)
                                                                          ------------   -----------
                                ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       $1,412         $3,832
Short-term investments.. . . . . . . . . . . . . . . . . . . . . . . .        1,616          4,599
Accounts receivable, net (Note 2). . . . . . . . . . . . . . . . . . .       32,539         23,539
Inventories, net (Note 3). . . . . . . . . . . . . . . . . . . . . . .        6,356          5,174
Prepaid expenses and other current assets. . . . . . . . . . . . . . .        1,909            518
Deferred income tax. . . . . . . . . . . . . . . . . . . . . . . . . .          955          1,058
                                                                            -------        -------

Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .       44,787         38,720

Notes receivable from related parties. . . . . . . . . . . . . . . . .          554            543
Property, plant and equipment - net. . . . . . . . . . . . . . . . . .        6,292          5,570
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        2,867          2,867
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,092          1,858
                                                                            -------        -------

                                                                            $60,592        $49,558
                                                                            -------        -------
                                                                            -------        -------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.. . . . . . . . . . . . . . . . . . . . . . . . . . .       $5,452         $4,431
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        9,918          4,650
Current portion of long-term debt (Note 4).. . . . . . . . . . . . . .          221            247
Deferred revenue.. . . . . . . . . . . . . . . . . . . . . . . . . . .       10,558          3,919
Income taxes payable.. . . . . . . . . . . . . . . . . . . . . . . . .          314            631
                                                                            -------        -------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .       26,463         13,878

Long-term debt, less current portion (Note 4). . . . . . . . . . . . .        4,881          1,524
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .          159            159
                                                                            -------        -------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       31,503         15,561

Stockholders' equity:
Common stock ($.0001 par value; 20,000,000 shares authorized;
11,237,000 and 10,426,000 shares issued and outstanding) . . . . . . .            1              1
Additional paid-in capital.. . . . . . . . . . . . . . . . . . . . . .       17,549         16,756
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .       11,889         17,527
Note receivable from stockholder.. . . . . . . . . . . . . . . . . . .         (300)          (300)
Cumulative foreign exchange translation adjustment.. . . . . . . . . .          (50)            13
                                                                            -------        -------

Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .       29,089         33,997
                                                                            -------        -------

                                                                            $60,592        $49,558
                                                                            -------        -------
                                                                            -------        -------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PRINTRAK INTERNATIONAL INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTH PERIODS
                          ENDED DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                 THREE MONTHS    DECEMBER 31,
                                                                     ENDED          1996
                                                                  DECEMBER 31,    (RESTATED,
                                                                     1997         SEE NOTE 1)
                                                                 -------------   ------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $20,307        $17,275
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,473          2,757
                                                                     -------        -------

Total revenues.. . . . . . . . . . . . . . . . . . . . . . . . . .    23,780         20,032

COST OF REVENUES:
System (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . .    11,030          8,177
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,630          1,408
                                                                     -------        -------

Total cost of revenues.. . . . . . . . . . . . . . . . . . . . . .    13,660          9,585

Gross profit.. . . . . . . . . . . . . . . . . . . . . . . . . . .    10,120         10,447

OPERATING EXPENSES:
Research, development and engineering (Note 5) . . . . . . . . . .     3,019          2,741
Selling, general and administrative (Note 5) . . . . . . . . . . .     6,178          3,476
Restructuring expenses (Note 5). . . . . . . . . . . . . . . . . .       663              -
                                                                     -------        -------

Total operating expenses . . . . . . . . . . . . . . . . . . . . .     9,860          6,217
                                                                     -------        -------

Operating income.. . . . . . . . . . . . . . . . . . . . . . . . .       260          4,230

Other expense (income) . . . . . . . . . . . . . . . . . . . . . .       142           (104)
                                                                     -------        -------

Income before provision for income taxes.. . . . . . . . . . . . .       118          4,334

Provision for income taxes . . . . . . . . . . . . . . . . . . . .        43          1,405
                                                                     -------        -------

Net income.. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $75         $2,929
                                                                     -------        -------
                                                                     -------        -------

Net income per share (Note 6). . . . . . . . . . . . . . . . . .        $.01           $.25
                                                                     -------        -------
                                                                     -------        -------

Weighted average shares outstanding. . . . . . . . . . . . . . . .    11,694         11,505

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PRINTRAK INTERNATIONAL INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE NINE MONTH PERIODS
                          ENDED DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 NINE MONTHS
                                                                                    ENDED
                                                                  NINE MONTHS    DECEMBER 31,
                                                                     ENDED          1996
                                                                  DECEMBER 31,    (RESTATED,
                                                                     1997         SEE NOTE 1)
                                                                 -------------   ------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $48,603         $41,231
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . .      9,665           8,079
                                                                    -------         -------

Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .     58,268          49,310

COST OF REVENUES:
System (Note 5). . . . . . . . . . . . . . . . . . . . . . . . .     26,426          20,747
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,448           4,448
                                                                    -------         -------

Total cost of revenues . . . . . . . . . . . . . . . . . . . . .     32,874          25,195

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .     25,394          24,115

OPERATING EXPENSES:
Research, development and engineering (Note 5) . . . . . . . . .      8,089           8,699
Selling, general and administrative  (Note 5). . . . . . . . . .     14,893           9,658
Acquisition related expenses . . . . . . . . . . . . . . . . . .      1,429               -
Restructuring expense (Note 5) . . . . . . . . . . . . . . . . . .      663               -
In-process R & D expense . . . . . . . . . . . . . . . . . . . .      5,900               -
                                                                    -------         -------

Total operating expenses . . . . . . . . . . . . . . . . . . . .     30,974          18,357
                                                                    -------         -------

Operating (loss) income. . . . . . . . . . . . . . . . . . . .       (5,580)          5,758

Other (income) expense . . . . . . . . . . . . . . . . . . . . .       (103)            207
                                                                    -------         -------

(Loss) income before provision for income taxes. . . . . . . .       (5,477)          5,551

Provision for income taxes . . . . . . . . . . . . . . . . . . . .      159           1,857
                                                                    -------         -------

Net (loss) income. . . . . . . . . . . . . . . . . . . . . . .      $(5,636)         $3,694
                                                                    -------         -------
                                                                    -------         -------

Net (loss) income per share (Note 6).. . . . . . . . . . . . . .      $(.48)           $.35
                                                                    -------         -------
                                                                    -------         -------

Weighted average shares outstanding. . . . . . . . . . . . . . .     11,792          10,707

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PRINTRAK INTERNATIONAL INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTH PERIODS
                          ENDED DECEMBER 31, 1997 AND 1996
                                   (IN THOUSANDS)

                                                                                         NINE MONTHS
                                                                                           ENDED
                                                                          NINE MONTHS    DECEMBER 31,
                                                                             ENDED         1996
                                                                          DECEMBER 31,   (RESTATED,
                                                                             1997        SEE NOTE 1)
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . . .      $(5,636)        $3,694
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .        2,557          1,913
Write-off of in process R&D. . . . . . . . . . . . . . . . . . . . . .        5,900             --
Loss on sale of fixed assets . . . . . . . . . . . . . . . . . . . . .           17              2
Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . .          103          1,281
Changes in operating assets and liabilities (net of assets
acquired):
Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .      (5,462)        (8,824)
Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,352          2,977
Prepaid expenses and other current assets . . . . . . . . . . . . . . .      (1,214)          (200)
(Interest) proceeds from notes receivable & other assets. . . . . . . .         (11)           866
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (239)          (207)
Accounts payable and other current liabilities. . . . . . . . . . . . .        (940)        (4,013)
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       2,996          1,112
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,254         (1,653)
                                                                            -------         ------
Net cash provided (used in) operating activities. . . . . . . . . . . .       2,677         (3,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .       (2,603)        (3,244)
Business acquisitions. . . . . . . . . . . . . . . . . . . . . . . . .       (9,606)            --
Proceeds from sale of short-term investments . . . . . . . . . . . . .        2,983         (4,183)
                                                                            -------         ------
Net cash used in by investing activities . . . . . . . . . . . . . . .       (9,226)        (7,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (Payments on) long-term debt . . . . . . . . . . . . . .        3,331         (5,222)
Additional Paid in Capital . . . . . . . . . . . . . . . . . . . . . .          793         15,934
                                                                            -------         ------
Net cash provided by financing activities. . . . . . . . . . . . . . .        4,124         10,712

Effect of exchange rate changes on cash balances . . . . . . . . . . .            5             53
                                                                            -------         ------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .       (2,420)           286
Cash and cash equivalents, beginning of year . . . . . . . . . . . . .        3,832          3,261
                                                                            -------         ------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .       $1,412         $3,547
                                                                            -------         ------
                                                                            -------         ------

Non-Cash Transaction-Transfer of Inventory to Fixed Assets . . . . . .         $770         $2,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest expense . . . . . . . . . . .         $389           $404
Cash paid during the period for income taxes . . . . . . . . . . . . .         $178           $158

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PRINTRAK INTERNATIONAL INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTH PERIODS
                              ENDED DECEMBER 31, 1997
                                   (IN THOUSANDS)

                                                               NINE MONTHS
                                                                   ENDED
                                                            DECEMBER 31, 1997
                                                            -----------------
Detail of business acquired in purchase transaction:

Purchased In-Process Research and Development. . . . . . . .       $5,900
Fair Value of Assets Acquired. . . . . . . . . . . . . . . .       11,008
Liabilities Assumed. . . . . . . . . . . . . . . . . . . . .       (7,301)
                                                                   ------

Cash Paid for the Acquisition, net of cash acquired. . . . .       $9,606

                          PRINTRAK INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

GENERAL BUSINESS

Printrak International Inc. ("the Company") is a worldwide supplier of integrated identification and information systems used primarily in criminal justice and public safety applications and with increasing frequency in civil applications such as welfare and immigration control. The Company provides networked fingerprint, photo imaging, computer-aided dispatch and automated records management systems.

On May 7, 1997, the Company acquired all of the issued and outstanding capital stock of TFP Inc. ("TFP"), a South Carolina corporation, in a transaction accounted for as a pooling-of-interest. As a result of the acquisition, TFP became a wholly-owned subsidiary of the Company and the outstanding shares and outstanding warrants to purchase shares of TFP Common Stock and Series A Preferred Stock have been converted into an aggregate 1,399,494 shares of fully paid and non-assessable Common Stock, $.0001 par value, of the Company. The outstanding options to purchase shares of TFP Common Stock have been converted into the right to acquire 116,496 shares of Common Stock of the Company. The purchase price and all other terms of the Agreement were determined pursuant to arm's-length negotiations between the parties.

On December 19, 1997, the Company filed a Form S-3 registration statement to register 279,899 shares of the Company's Common Stock which were issued to the stockholders of TFP in the transaction discussed above. This
Registration Statement was declared effective by the Securities and Exchange Commission on January 7, 1998 at 1:00 p.m. EST.

On July 21, 1997 the Company acquired a business unit of SCC Communications Corp. ("SCC") located in Boulder, Colorado ("Boulder division"), in a transaction accounted for under purchase accounting. As a result of the acquisition, the business unit operates as a division of the Company. The purchase price and all other terms of the transactions were determined pursuant to arm's-length negotiations between the parties.

On August 29, 1997, the Company acquired SunRise Imaging ("SunRise"), a California corporation, in a transaction accounted for under purchase accounting. As a result of the acquisition, SunRise became a wholly owned subsidiary of the Company and the outstanding shares of Common Stock of SunRise were converted into the right to receive an aggregate of $10,175,000, plus an additional amount of up to $725,000 to be determined based on the revenue of SunRise for fiscal 1997. It is unlikely that this additional amount will be paid. The purchase price and all other terms of the transactions were determined pursuant to arm's-length negotiations between the parties.

RESTRUCTURING PLAN
After extensive evaluation of the SunRise acquisition by the Company's senior management, the Company has identified opportunities for synergy and cost savings by wholly integrating SunRise into the Company's Anaheim operations. In order to achieve the Company's long-term goals, SunRise requires enhanced efforts in marketing, product support and customer service. The Company believes all of these disciplines can be provided by Anaheim based employees, and as a result, the Company announced a formal restructuring plan. Implementation of the restructuring and integration plan will span the fourth quarter, with completion expected by the Company's fiscal year end of March 31, 1998. SunRise's base of operations in Fremont, California as well as its development center in Idaho will relocate to the Company's headquarters in Anaheim, California. Certain Fremont-based employees will relocate to Anaheim and others will receive termination benefits after providing support during the transition period. Costs for the restructuring plan are estimated at $2.1 million and were recorded in the third fiscal quarter. The costs were specific to relocation and termination of various SunRise personnel, the estimated loss on the leased facility, as well as adjustments to asset and liability valuations on the balance sheet. Under current reporting guidelines, $1.4 million of the expenses were allocated to cost of sales or operating expense categories; the balance of the costs, $0.7 million were reflected as a restructuring charge.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of and for the three month and nine month periods ended December 31, 1997 and 1996.

With the exception of the Boulder division, revenue is recognized for system sales with insignificant customer obligations when the system is shipped. The Company records an accrual for any remaining obligations which typically consist of installation and warranty costs. The Company recognizes system revenue for the Boulder division under percentage of completion accounting based on the achievement of specified milestones. Under both revenue recognition policies, if a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued. Revenue for file conversion services is recognized as such services are performed. Revenue for maintenance service contracts is recognized on a monthly basis, ratably over the period of the contract. Cash payments for maintenance received in advance of revenue recognition are accounted for as deferred revenue. The Company is presently evaluating Statement of Position 97-2, Software Revenue Recognition, which was issued October 27, 1997 and will implement this pronouncement on April 1, 1998. The impact of this implementation on the Company's revenue stream is not known at this time.

The accompanying consolidated financial statements as of March 31, 1997 and for the three month and nine month periods ended December 31, 1996 have been restated to reflect the business combination between Printrak and TFP, its subsidiary, and are based on each company's respective historical financial statements and notes thereto. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1998. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                       DECEMBER 31, 1997   MARCH 31, 1997
                                                          (unaudited)
                                                          -----------
Billed receivables . . . . . . . . . . . . . . . . . .      $14,507           $15,495
Unbilled receivables . . . . . . . . . . . . . . . . .       18,520             8,337
                                                            -------           -------

                                                             33,027            23,832
Less allowance for doubtful accounts . . . . . . . . .         (488)             (293)
                                                            -------           -------

                                                            $32,539           $23,539
                                                            -------           -------
                                                            -------           -------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                            DECEMBER 31, 1997  MARCH 31, 1997
                                                               (unaudited)
                                                               -----------
Raw materials. . . . . . . . . . . . . . . . . . . . . . .        $4,602           $3,827
Work in process. . . . . . . . . . . . . . . . . . . . . .         2,553            1,758
Finished goods . . . . . . . . . . . . . . . . . . . . . .             1               36
                                                                  ------           ------

                                                                   7,156            5,621
Less allowance for inventory obsolescence. . . . . . . . .          (800)            (447)
                                                                  ------           ------

                                                                  $6,356           $5,174
                                                                  ------           ------
                                                                  ------           ------

4.  DEBT

Debt consists of the following (in thousands):

                                                        DECEMBER 31, 1997   MARCH 31, 1997
                                                           (unaudited)
                                                           -----------
Revolving line of credit with bank . . . . . . . . . .        $1,504           $1,000
Acquisition line of credit . . . . . . . . . . . . . .         3,000                -
Obligations under capital leases . . . . . . . . . . .           598              771
                                                              ------           ------

Total debt . . . . . . . . . . . . . . . . . . . . . .         5,102            1,771
Less current installments of
long-term debt . . . . . . . . . . . . . . . . . . . .          (221)            (247)
                                                              ------           ------

                                                              $4,881           $1,524
                                                              ------           ------
                                                              ------           ------

The Company's revolving credit agreement provides for a total of $15.0 million in secured borrowings for working capital and acquisitions and bears interest at variable rates. The loan is presently scheduled to mature July 31, 1998, and the Company is currently negotiating a renewal of the agreement which will extend the maturity. As of December 31, 1997, the Company had approximately $10.5 million of available borrowings.

The revolving credit agreement contains certain financial and other covenants with which the Company must comply on an on-going basis. Management believes the Company is in compliance with all terms and covenants of this agreement at December 31, 1997.

5. RESTRUCTURING EXPENSE

The Company has announced a formal plan for restructuring its SunRise subsidiary to realize cost savings and capitalize on synergies by consolidating SunRise into the Company's Anaheim operations. The restructuring, which will be finalized by March 31, 1998, includes the closure of the Fremont base of operations and the Idaho development center, the disposition of certain fixed assets and the termination or relocation of SunRise personnel. The aggregate costs of the restructuring include $875,000 of fixed asset and inventory write-offs, the value of which have been impacted by the Company's decision to relocate and outsource manufacturing operations, $302,000 related to facility closure and $935,000 related to personnel downsizing and relocation as well as other costs. The total $2,110,000 cost was allocated to cost of sales ($631,000), Research, Development and Engineering ($114,000), Selling, General and Administrative ($702,000) and restructuring expense ($663,000) in the accompanying consolidated statements of income.

6. NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously computed primary and fully diluted earnings per share
(EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities. Diluted EPS is similar to the previously computed fully diluted EPS and its disclosure is required regardless of materiality. All EPS amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                        PRINTRAK INTERNATIONAL INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, the ability to effectively manage recently acquired businesses, efficient utilization of facilities and financial resources, ability to retain and attract qualified personnel, foreign currency fluctuations, and possible cancellation of orders included in backlog, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended December 31, 1997 with the three-month period ended December 31, 1996, as well as the nine month period ended December 31, 1997 with the nine month period ended December 31, 1996. This discussion should be read in conjunction with the financial statements and associated notes.

                            PRINTRAK INTERNATIONAL INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO
THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996

TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation, and maintenance revenues related to hardware and software support.

Revenues totaled $23.8 million for the quarter ended December 31, 1997, increasing 18.7% from revenues of $20.0 million for the quarter ended
December 31, 1996.   System revenues increased 17.6% to $20.3 million for the
third quarter, up from $17.3 million for the third quarter of the previous year. System revenue contributions from TFP, SunRise and the Boulder division contributed $5.8 million in incremental revenue over the previous year. The incremental revenue is offset in part, by lower AFIS revenue from the Company's Anaheim operations, due principally to the shipment of a large system in December 1996.

Maintenance revenues equaled $3.5 million for the three-month period ended December 31, 1997, up from revenues of $2.8 million for the three month period ended December 31, 1996. The increase in maintenance revenues is due in part to the incremental revenue from SunRise and the Boulder division, but is also reflective of the expiration of warranties on some contracts and an overall expansion in the customer installed base over the prior year. Upon expiration of the system warranty, most customers enter into maintenance agreements which yield revenue over the life of the maintenance agreement.

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

Overall gross profit decreased 3.1% to $10.1 million for the quarter ended December 31, 1997 in comparison to $10.4 million for the quarter ended December 31, 1996. Gross margin was 42.6% for the three months ended December 31, 1997, down from 52.2% for the three months ended December 31, 1996.

The gross profit for system revenues increased to $9.3 million for the quarter ended December 31, 1997 from $9.1 million for the same quarter of the previous fiscal year. The system gross margin decreased to 45.7% for the current quarter from 52.7% for the third quarter of the previous year due in part to a $0.6 million restructuring expense for SunRise. The remaining decline in system margin is due primarily to the shipment of several large, high margin contracts during the third quarter of the previous fiscal year. The Company's margin may be affected quarter-to-quarter by several factors, including the proportion of total revenues derived from competitive bid process and the mix of products sold.

Maintenance gross profit declined to $0.8 million from $1.3 million for the quarters ended December 31, 1997 and December 31, 1996. Gross margin related to maintenance revenues decreased to 24.3% for the third quarter of the current year in comparison to 48.9% for the third quarter of the previous year. Customer service margin erosion is also the result of certain inherited service contracts from the Boulder division that yield somewhat lower margins than the Company has previously experienced on AFIS maintenance contracts; these unfavorable contracts will be re-negotiated as they expire. Additionally, the Company has experienced an increase in the cost of providing customer service to certain customers without an incremental increase in maintenance revenues.

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

RD&E expenses increased 10.2% to $3.0 million for the quarter ended December 31, 1997, up from $2.7 million for the quarter ended December 31, 1996. RD&E expenses, as a percentage of revenues, decreased to 12.7% for the three month period ended December 31, 1997 from 13.7% for the three month period ended December 31, 1996. The increase in RD&E expense is the result of incremental expenditures associated with SunRise and the Boulder division as well as expenses incurred as a result of the SunRise restructuring. RD&E expenses incurred in the Anaheim division are actually down $0.7 million or 25.3% from the prior year third quarter due primarily to a reduction in contract labor utilized to develop the criminal history system application. Restructuring expenses related to RD&E totaled $0.1 million.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses and other marketing expenses.

For the three month period ended December 31, 1997, SG&A expenses increased to $6.2 million up from $3.5 million for the three month period ended December 31, 1996. SG&A expenses, as a percentage of revenues, equaled 26.0% for the three month period ended December 31, 1997 versus 17.4% for the same period of the previous year. This reflects an overall increase in SG&A expense of $2.7 million or 77.7% between the third quarter of the current year and the prior year's third quarter. The increase in SG&A is the result of incremental expenditures associated with SunRise and the Boulder division, as well as expenses associated with the SunRise restructuring. SG&A expenses in the Anaheim and TFP divisions increased slightly due to the addition of personnel in sales and marketing required as a result of increased activity, particularly in international markets. SG&A as a percentage of revenue was impacted due to lower revenue and higher expenses in the Anaheim division as well as a higher overall expense to revenue trend in the other divisions. Restructuring expenses related to SG&A totaled $0.7 million.

RESTRUCTURING RELATED EXPENSE

The restructuring expense of $0.6 million includes expenditures for the termination of SunRise personnel as well as the estimated loss associated with the lease of the Fremont facility.

OTHER EXPENSE / INCOME

Other expense for the quarter ended December 31, 1997 equaled $0.1 million in comparison to $0.1 million income for the quarter ended December 31, 1996. Other expense for the period ended December 31, 1997 is comprised of interest expense realized due to borrowing against the credit line as well as some unfavorable translation adjustment expenses, offset in part by income from investments and notes receivable from related parties.

                            PRINTRAK INTERNATIONAL INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended December 31, 1997 equaled $43,000 in comparison to expense of $1.4 million for the quarter ended December 31, 1996. The Company's current year tax provision is based on a statutory rate of 36% and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.

NINE MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO
THE NINE MONTH PERIOD ENDED DECEMBER 31, 1996

TOTAL REVENUES

Revenues totaled $58.3 million for the nine months ended December 31, 1997, increasing 18.2% from revenues of $49.3 million for the same period in the prior year. System revenues for the nine months ended December 31, 1997, increased 17.9% over the prior year period from $41.2 million to $48.6 million. Revenues from TFP, SunRise and the Company's Boulder division contributed $9.7 million in incremental system revenue. The incremental revenue is offset in part, by lower AFIS revenue, due principally to the shipment of a large system in the third quarter of the previous year.

Maintenance revenues equaled $9.7 million for the nine month period ended December 31, 1997, up from revenues of $8.1 million for the nine month period ended December 31, 1996. Sunrise and the Boulder division contributed $0.8 million of the $1.6 million maintenance revenue increase. The remaining incremental maintenance revenue is reflective of the expiration of warranties on some contracts and an overall expansion in the customer installed base over the prior year.

GROSS PROFIT

Overall gross profit increased 5.3% to $25.4 million for the nine months ended December 31, 1997 in comparison to $24.1 million for the prior year. Gross margin was 43.6% for the nine months ended December 31, 1997, down from 48.9% for the nine months ended December 31, 1996.

The gross profit for system revenues increased to $22.2 million for the period ended December 31, 1997 from $20.5 million for the same period of the previous fiscal year. The system gross margin decreased to 45.6% for the current quarter from 49.7% for the third quarter of the previous year. The decline in system margin is due principally to increased warranty expense realized as a result of longer acceptance cycles on certain large scale installations as well as the shipment of several large, high margin contracts in the third quarter of the previous year. The impact of the restructuring expense on year-to-date system margin is 1.3 percentage points.

Maintenance gross profit decreased to $3.2 million for the nine month period ended December 31, 1997 from $3.6 million for the nine months ended December 31, 1996. Gross margin related to maintenance revenues decreased to 33.3% for the first nine months of the current year in comparison to 44.9% for the first nine months of the previous year. The decrease in the Company's maintenance margin is reflective of certain significant costs which the Company is incurring to implement a world-wide customer service network which will enhance overall service to all customers. Customer service margin erosion is also the result of certain inherited service contracts from the Boulder division that yield somewhat lower margins than the Company has previously experienced on AFIS maintenance contracts; these unfavorable contracts will be re-negotiated as they expire. Finally, the Company has experienced an increase in the cost of providing customer service to certain customers without an incremental increase in maintenance revenues.

                            PRINTRAK INTERNATIONAL INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E expenses decreased 7.0% to $8.1 million for the nine months ended December 31, 1997, which represents a $0.6 million decrease from the prior year expense of $8.7 million. RD&E expenses, as a percentage of revenues, decreased to 13.9% for the nine months ended December 31, 1997 from 17.6% for the nine months ended December 31, 1996. The decrease in RD&E expense is due primarily to a reduction in contract labor utilized during the current year, offset in part by incremental expenses from the acquisition of the Boulder and SunRise divisions. In the prior year, significant contract labor expense was incurred to develop the Company's criminal history system application.

SELLING, GENERAL AND ADMINISTRATIVE

For the nine months ended December 31, 1997, SG&A expenses increased to $14.9 million from $9.7 million for the period ended December 31, 1996. SG&A expenses, as a percentage of revenues, equaled 25.6% for the nine months ended December 31, 1997 versus 19.6% for the same period of the previous year. The increase in SG&A expenses is due in part to increased personnel in sales and marketing in the Anaheim division required to support increased marketing and sales activity. Additionally, the Company established a sales commission plan which provides incentive payments based on the achievement of established goals. The remaining year-over-year increase is due to incremental expenses from the acquisition of the Boulder and SunRise divisions.

AQUISITION RELATED EXPENSE

Acquisition expenses were associated with the TFP Inc., Boulder division and SunRise Imaging Inc. acquisitions. The expenses included legal and accounting fees associated with the pooling of interest transaction, employee relocation costs, a facility closure and other non-capitalizeable acquisition type costs.

RESTRUCTURING RELATED EXPENSE

The restructuring expense of $0.6 million includes expenditures for the termination of SunRise personnel as well as the estimated loss associated with the lease of the Fremont facility.

IN-PROCESS RESEARCH & DEVELOPMENT EXPENSE

The in-process R & D expense of $5.9 million is the value assigned to SunRise's developmental products. Goodwill was reduced by a corresponding amount and the remaining goodwill value will be amortized over varying periods, ranging from three to ten years.

OTHER EXPENSE / INCOME

Other income for the nine month period ended December 31, 1997 equaled $0.1 million in comparison to $0.2 million expense for the same period of the previous year. Other income for the period ended December 31, 1997 is comprised of interest income from investments and notes receivable from related parties offset in part by interest and translation adjustment expenses.

PROVISION FOR INCOME TAXES

Income tax expense for the nine month period ended December 31, 1997 equaled $0.2 million in comparison to expense of $1.9 million for the nine month period ended December 31, 1996. The Company's current year tax provision is based on a statutory rate of 38%, excluding in-process R & D, and reflects the impact of state and foreign taxes, as well as the utilization of limited net operating loss carryforwards.

                         PRINTRAK INTERNATIONAL INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SYSTEM BACKLOG

The Company measures its order backlog for system revenues based on signed contracts or purchase orders for products which have not been shipped and for which revenues have not been recognized. At December 31, 1997 the Company's system revenues backlog was approximately $30.8 million, compared to $14.2 million at March 31, 1997. The significant increase in the Company's backlog is due to the $58.3 million in orders booked during the current fiscal year.

A significant portion of the Company's backlog as of December 31, 1997 is expected to be shipped within the next six months. However, certain orders comprising backlog may set forth requirements for the development of custom software or the conversion of data files which may require extensive work to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could result in the cancellation of the related order. Furthermore, variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.


FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments decreased from $8.4 million at March 31, 1997 to $3.0 million at December 31, 1997 substantially due to the liquidation of $5.0 million in investments to assist with the purchase of SunRise. Trade receivables rose $9.0 million from $23.5 million at March 31, 1997 to $32.5 million at December 31, 1997. The Boulder division and SunRise contributed $3.7 million of the increase, and TFP contributed approximately $3.3 million as a result of the elimination of its receivables factoring. The remaining balance was due to increased revenues. Total inventory levels increased $1.2 million from $5.2 million at March 31, 1997 to $6.4 million at December 31, 1997 due primarily to costs in excess of revenues associated with percentage of completion accounting in the Company's Boulder division and inventory balances from SunRise. The $1.4 million increase in prepaid expenses and other current assets is primarily attributable to the reclassification of a non-trade receivable balance.

The $0.7 million increase in the net balance of property, plant and equipment is primarily the result of incremental balances resulting from SunRise and Boulder. Other assets increased $4.2 million, from $1.9 million as of March 31, 1997 to $6.1 million as of December 31, 1997. The increase is due to recognition of goodwill resulting from the purchase accounting for the Boulder and SunRise acquisitions.

Total current liabilities increased $12.6 million from $13.9 million as of March 31, 1997 to $26.5 million as of December 31, 1997. Accounts payable increased $1.0 million from $4.4 million as of March 31, 1997 to $5.5 million as of December 31, 1997 which is consistent with the increase in inventory. Accrued liabilities increased from $4.7 million as of March 31, 1997 to $9.9 million as of December 31, 1997. The increase is substantially attributable to incremental balances assumed and expense accruals incurred resulting from the acquisitions and the restructuring of SunRise. Additionally, the warranty provision increased, coincident with the higher level of system shipments and the longer acceptance periods for certain significant systems. Deferred revenue increased $6.6 million from $3.9 million as of March 31, 1997 to $10.6 million as of December 31, 1997. $3.2 million of the increase represents the incremental balances as a result of the acquisitions. The remaining balance is due to customer deposits on some large scale AFIS orders. The $3.4 million increase in long-term debt is reflective of the $3.0 million outstanding balance on the acquisition line used to acquire SunRise and the outstanding balance on the Company's revolving line of credit.

                            PRINTRAK INTERNATIONAL INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations, short-term investments and the utilization of its revolving credit line. Despite increases in accounts receivable, the Company's operating activities provided net cash of approximately $2.7 million for the nine months ended December 31, 1997 due primarily to increases in accrued liabilities resulting from the SunRise and Boulder acquisitions and SunRise restructuring as well as the in-process research and development write-off associated with the Sunrise acquisition. Deferred revenue also contributed to the source of funds due to the receipt of several large customer deposits in the third quarter. The Company's operating activities used cash of approximately $3.1 million for the period ended December 31, 1996 as a result of increases in accounts receivable and reductions in accounts payable. The Company's investing activities used cash of approximately $9.2 million for the nine months ended December 31, 1997. The use of $9.6 million to acquire SunRise and the Boulder division and $2.6 million for capital expenditures was offset in part, by the sale of short-term investments which yielded approximately $3.0 million of cash. The Company's investing activities used cash of approximately $7.4 million for the nine months ended December 31, 1996. $3.2 million was used for capital expenditures and $4.1 primarily proceeds from the Initial Public Offering ("IPO") were invested for the short-term. Financing activities generated net cash of approximately $4.1 million and $10.7 million for the nine months ended December 31, 1997 and December 31, 1996. For the current period, proceeds from long-term debt of $3.3 million and additional paid in capital of $.8 million provided operating cash flow. For the period ended December 31, 1996, net debt repayments equaled $5.2 million while proceeds from the Company's IPO and employee stock purchase plan provided $15.9 million in proceeds.

                            PRINTRAK INTERNATIONAL INC.

PART II - OTHER INFORMATION


ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

     (F) USE OF PROCEEDS

The Company effected a registration with the Securities and Exchange Commission on Form S-1, Registration No. 333-04610 (the "Registration Statement"), whereby the Company registered up to 2,500,000 shares of Common Stock, including 500,000 shares to be offered by the selling stockholders identified in the Registration Statement. The Registration Statement was granted effectiveness on July 2, 1996 (the "IPO"). The price of the Company's Common Stock was $8.00 per share, less underwriting discounts and commissions of $.56 per share. On August 6, 1996, the underwriters of the Company's IPO exercised their option to purchase an additional 121,000 shares of Common Stock directly from the Company at a price of $8.00 per share, less underwriting discounts and commissions of $.56 per share. The Company received a total of net proceeds of $15.8 million, before deducting offering expenses, from the sale of the Common Stock pursuant to the IPO and the exercise of the over-allotment option.

The Company has previously filed several Forms S-R with the Securities and Exchange Commission reporting the use of proceeds. The latest Form S-R, which was filed on June 30, 1997, reported that the Company has used approximately $8.8 million of the net proceeds from the IPO for repayment of indebtedness and for working capital. The remaining net proceeds of the offering, equal to approximately $7.0 million, were invested in short-term investment grade money market instruments. In conjunction with the Company's acquisition of SunRise on September 9, 1997, the Company used $5.0 million of proceeds for partial payment of the purchase price and thereafter has utilized $2.0 million for working capital.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on January 29, 1998. Of the 11,236,483 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 9,062,599 common shares, representing 80.65% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following action was taken at the stockholders' meeting:

One proposal was presented and voted on at the stockholders' meeting.


Proposal One: The stockholders approved an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares issuable thereunder by 1,000,000 shares, bringing the total number of shares available for issuance thereunder to a total of 1,500,000. The voting results were: For 8,472,936; Against 577,121; Abstain 12,542; Broker Non-Vote 0.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

     99.1 December 8, 1997    Printrak appoints Al Castleman CFO, VP of
                              Finance and board member

          December 10, 1997   Printrak announces expansion into Australia
                              and Asia Pacific markets

          January 7, 1998     Printrak announces the restructuring of
                              SunRise Imaging

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTRAK INTERNATIONAL INC.
                                     (REGISTRANT)

February 13, 1998
                                     _________________________
                                     Alfred B. Castleman, Jr.
                                     Vice President and
                                     Chief Financial Officer and
                                     Director