Form 10-K/A
period 1997-03-31
PRINTRAK INTERNATIONAL INC
filed 1998-06-26
CIK 1013050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

DELOITTE & TOUCHE LLP
May 12, 1997
Costa Mesa, California

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

    REVENUE RECOGNITION--Revenue is recognized for system sales with insignificant customer obligations when the system is shipped. The Company records an accrual for any remaining obligations which typically consist of installation and warranty costs. The Company's policy is to defer recognition of revenue if significant uncertainties exist with regard to customer acceptance until the uncertainty becomes insignificant. Certain of the Company's system sales are considered long-term contracts due to a significant amount of custom modification to the basic system or to extended delivery terms. Under these types of contracts, the Company recognizes revenue under the percentage of completion method principally using the ratio of labor costs incurred to total estimated labor costs at completion or based on units of delivery. During the present year, no contracts of this type existed, and as such, no revenue was recognized on a percentage of completion basis. At the time a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued. Revenue for file conversions is recognized as such services are performed. Revenue for maintenance service contracts is recognized on a monthly basis ratably over the period of the contract. Cash payments for maintenance received in advance of revenue recognition are accounted for as deferred revenue.

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

    Income (loss) before taxes and the provision for (benefit from) income taxes were comprised of the following:

                                                            1995        1996         1997
                                                         ----------  ----------  ------------
Income before provision for income taxes:
   Domestic                                                 833,000   1,905,000     6,040,000
   Foreign                                                  411,000     297,000       805,000
                                                         ----------  ----------  ------------
                                                          1,244,000   2,202,000     6,845,000
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------

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