Form 10-Q/A
period 1997-06-30
PRINTRAK INTERNATIONAL INC
filed 1998-06-26
CIK 1013050

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q/A
                                 -----------

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

5.  ACQUISITIONS

On May 7, 1997, the Company acquired all of the issued and outstanding capital stock of TFP Inc. ("TFP"), a South Carolina corporation, in a transaction accounted for as a pooling-of-interest. As a result of the acquisition, TFP became a wholly-owned subsidiary of the Company and the outstanding shares and outstanding warrants to purchase shares of TFP Common Stock and Series A Preferred Stock were converted into an aggregate 1,399,494 shares of fully paid and non-assessable Common Stock, $.0001 par value, of the Company. The outstanding options to purchase shares of TFP Common Stock were converted into the right to acquire 116,496 shares of Common Stock of the Company. The purchase price and all other terms of the Agreement were determined pursuant to arm's-length negotiations between the parties.

TFP develops, markets, sells and fully supports complete "turnkey" computerized video electronic image-based systems for law enforcement and correctional agencies worldwide. TFP also sells computerized video electronic image-based systems and document retrieval systems to non-law enforcement entities including other governmental entities and private companies.

As a result of the pooling-of-interest transaction between the Company and TFP, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of TFP. Separate results of operation of the combined entities for the three months ended June 30, 1996 are as follows:

                                                      Three Months
                                                          Ended
                                                      June 30, 1996
                                          (in thousands, except per share data)
                                          -------------------------------------
Revenues:
          Company (As previously reported)             $   12,120
          TFP                                               1,996
                                                       ----------
          Combined                                     $   14,116
                                                       ----------
                                                       ----------
Net Income:
          Company (As previously reported)             $      149
          TFP                                                 171
                                                       ----------
          Combined                                     $      320
                                                       ----------
                                                       ----------
Net Income per Common Share:
          As previously reported                       $     0.02
                                                       ----------
                                                       ----------
          As restated                                  $     0.04
                                                       ----------
                                                       ----------

Merger expenses incurred to consummate the TFP transaction totaled
$.8 million, consisting of accounting fees, legal fees, financial printing fees, stock transfer fees and certain other transaction costs, all of which are included in the accompanying June 30, 1997 Consolidated Statement of Operations.

6.  NET INCOME AND NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.

7.  SUBSEQUENT EVENTS

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

                                         PRINTRAK INTERNATIONAL INC.
                                         (REGISTRANT)



August 14, 1997                           /s/ RICHARD M. GILES
                                          ---------------------------------
                                          Richard M. Giles
                                          Chairman of the Board, Chief
                                          Executive Officer, President and
                                          acting Chief Financial Officer
                                          (Principal Financial Officer)