Form 10-Q/A
period 1997-09-30
PRINTRAK INTERNATIONAL INC
filed 1998-06-26
CIK 1013050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A
                                      ---------

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

As a result of the pooling-of-interest transaction between the Company and TFP, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of TFP. Separate results of operation of the combined entities for the three and six months ended September 30, 1996 are as follows:







                                                       Three months          Six months
                                                          Ended                 Ended
                                                    September 30, 1996    September 30, 1996
                                                      (in thousands, except per share data)
                                                    ------------------    ------------------

    Revenues:
      Company (As previously reported). . . . . .        $ 13,453              $ 25,573
      TFP . . . . . . . . . . . . . . . . . . . .           1,709                 3,705
                                                         --------              --------
      Combined                                           $ 15,162              $ 29,278
                                                         --------              --------
                                                         --------              --------

    Net Income:
      Company (As previously reported). . . . . .         $   305              $    454
      TFP . . . . . . . . . . . . . . . . . . . .             140                   311
                                                         --------               --------
      Combined. . . . . . . . . . . . . . . . . .         $   445              $    765
                                                         --------               --------
                                                         --------               --------

    Net Income per Common Share:
      As previously reported. . . . . . . . . . .         $  0.03              $   0.05
                                                         --------               --------
                                                         --------               --------
      As restated . . . . . . . . . . . . . . . .         $  0.04              $   0.07
                                                         --------               --------
                                                         --------               --------

Merger expenses incurred to consummate the TFP transaction totaled $.8 million, consisting of accounting fees, legal fees, financial printing fees, stock transfer fees and certain other transaction costs, all of which are included in the accompanying Consolidated Statement of Operations for the six month period ended September 30, 1997.

7. NET INCOME (LOSS) PER SHARE

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

                                              PRINTRAK INTERNATIONAL INC.
                                              (REGISTRANT)



November 14, 1997                             /s/ RICHARD M. GILES
                                              --------------------------------
                                              Richard M. Giles
                                              Chairman of the Board, Chief
                                              Executive Officer, President and
                                              acting Chief Financial Officer
                                              (Principal Financial Officer)