Form 10-Q/A
period 1997-12-31
PRINTRAK INTERNATIONAL INC
filed 1998-06-26
CIK 1013050

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-Q/A

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

As a result of the pooling-of-interest transaction between the Company and TFP, the consolidated financial statements and notes thereto for all periods presented have been restated to include the accounts of TFP. Separate results of operation of the combined entities for the three and nine months ended December 31, 1996 are as follows:


                                           Three Months          Nine Months
                                               Ended                Ended
                                         December 31, 1996    December 31, 1996
                                          (in thousands, except per share data)
                                         -----------------    -----------------
Revenues:
    Company (As previously reported)         $ 18,217             $ 43,790
    TFP                                         1,815                5,520
                                         -----------------    -----------------
    Combined                                 $ 20,032             $ 49,310
                                         -----------------    -----------------
                                         -----------------    -----------------

Net Income:
    Company (As previously reported)         $  2,890             $  3,345
    TFP                                            39                  349
                                         -----------------    -----------------
    Combined                                 $  2,929             $  3,694
                                         -----------------    -----------------
                                         -----------------    -----------------

Net Income per Common Share:
    As previously reported                   $   0.29             $   0.34
                                         -----------------    -----------------
                                         -----------------    -----------------
    As restated                              $   0.25             $   0.35
                                         -----------------    -----------------
                                         -----------------    -----------------


Merger expenses incurred to consummate the TFP transaction totaled $.8 million, consisting of accounting fees, legal fees, financial printing fees, stock transfer fees and certain other transaction costs, all of which are included in the accompanying Consolidated Statement of Operations for the nine months ended December 31, 1997.

On August 29, 1997, the Company acquired SunRise Imaging ("SunRise"), a California corporation, in a transaction accounted for under purchase accounting. As a result of the acquisition, SunRise became a wholly owned subsidiary of the Company and the outstanding shares of Common Stock of SunRise were converted into the right to receive an aggregate of $10,175,000, plus an additional amount of up to $725,000 to be determined based on the revenue of SunRise for fiscal 1998.

SunRise manufactures and markets multi-format, high performance microfilm scanners which perform automated, robotic conversion of film to digital images. The Company's products are sold primarily to distributors and end-users worldwide.

As a result of using the purchase method of accounting, SunRise's operating results have been included in the Company's Consolidated Statement of Operations from the date of acquisition. Total goodwill and other assets resulting from the acquisition totaled approximately $1.9 million.

The unaudited consolidated results of operations through December 31, 1997 on a pro forma basis as though the SunRise acquisition had been consummated on March 31, 1997 and 1996 are as follows:

                                            Nine Months          Nine Months
                                               Ended                Ended
                                         December 31, 1997    December 31, 1996
                                          (in thousands, except per share data)
                                         -----------------    -----------------
Total Revenues                               $ 64,265             $ 54,934

Net Income                                   $    707             $  4,370

Net income per common share                  $   0.06             $   0.41


The pro forma information is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

6. RESTRUCTURING EXPENSE

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

7. NET INCOME (LOSS) PER SHARE

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

The gross profit for system revenues increased to $22.2 million for the period ended December 31, 1997 from $20.5 million for the same period of the previous fiscal year. The system gross margin decreased to 45.6% for the current quarter from 49.7% for the third quarter of the previous year. The decline in system margin is attributable to the following: 1) In the corresponding period for 1996, the Company had several high margin shipments which effectively resulted in the gross margin being 2.1% higher than in the current year; 2) In the nine months ended December 31, 1997, the Company had restructuring costs which resulted in the gross margin being adversely impacted by 1.3%. The remaining decrease in margin of 0.7% is primarily attributed to higher warranty costs and installation costs in excess of the Company's original estimates.

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

                                     PRINTRAK INTERNATIONAL INC.
                                     (REGISTRANT)

February 13, 1998
                                     /s/ ALFRED B. CASTLEMAN, JR.
                                     -----------------------------------
                                     Alfred B. Castleman, Jr.
                                     Vice President and
                                     Chief Financial Officer and
                                     Director