Form 10-K405
period 1998-03-31
PRINTRAK INTERNATIONAL INC
filed 1998-07-14
CIK 1013050

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   -------------

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                          COMMISSION FILE NUMBER: 000-20719

                                   -------------

                             PRINTRAK INTERNATIONAL INC.
              (Exact name of registrant as specified in its charter)

                   DELAWARE                                33-0070547
         (State or other jurisdiction                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

   1250 NORTH TUSTIN AVENUE, ANAHEIM, CALIFORNIA              92807
     (Address of principal executive offices)               (Zip Code)

                                  (714) 238-2000
              (Registrant's telephone number, including area code)

                                   -------------

          Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.0001 par value

                                   -------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 29, 1998 (based upon the average of the high and low sales prices of such stock on such date) was $25,472,659. As of June 29, 1998, 11,296,241 shares of the Registrant's common stock, par value $0.0001 per share, were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       PRINTRAK  INTERNATIONAL  INC.

                                FORM 10-K

                  FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

PART IV
    Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K
                   Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Printrak International Inc. (the "Company") is a worldwide supplier of integrated identification and information systems used primarily in criminal justice and public safety applications, as well as in emerging applications in civil markets such as welfare and immigration control. The Company provides networked fingerprint, photo imaging, computer-aided dispatch and automated records management systems, as well as digital scanning devices. The Company's integrated systems serve approximately 700 national, state, county and municipal agencies in 36 countries.

     The Company was originally formed in 1974 as a business unit of the Navigation Systems division of Rockwell International. The business and technology of the Company were acquired by Thomas De La Rue and Company Limited in 1981, and the Company was incorporated in California in December 1984 as "De La Rue Printrak, Inc." The Company was acquired by management in 1991 and was renamed "Printrak International Incorporated." The Company was reincorporated in Delaware in March 1996 under the name "Printrak International Inc."

     On May 7, 1997, the Company acquired all of the issued and outstanding capital stock of TFP Inc. ("TFP"), a South Carolina corporation. As a result of the transaction, TFP became a wholly-owned subsidiary of the Company. The business combination was accounted for by the pooling of interests method of accounting. Founded in 1988, TFP is considered a premier supplier of digital mugshot systems used by law enforcement, jail and correctional agencies. TFP's software applications also include jail management systems.

     On July 21, 1997, the Company acquired a business unit of SCC Communications Corp. ("SCC") located in Boulder, Colorado, in a transaction accounted for under purchase accounting. The Boulder business unit provides computer-aided dispatch systems and records management systems for law enforcement and fire and emergency medical services agencies. As a result of the transaction, the business unit operates as a division of the Company (the "Boulder Division").

     On September 9, 1997, the Company acquired SunRise Imaging ("SunRise"), a California corporation, in a transaction accounted for under the purchase method of accounting. As a result of the transaction, SunRise became a wholly-owned subsidiary of the Company. SunRise is a leading developer and manufacturer of high performance systems which digitize microfilm and microfiche records.

     The Company commenced restructuring the operations of its TFP subsidiary and its SunRise subsidiary in the 3rd and 4th quarters, respectively, of fiscal 1998. The restructuring plans included relocating TFP's headquarters from Greenville, South Carolina and SunRise's operations from Fremont, California to the Company's headquarters in Anaheim, California. The restructuring of the business units further resulted in the integration of product development, marketing and sales and customer support. The administrative functions of each of the two subsidiaries are being absorbed into the Company's Anaheim operations. The Company anticipates that the restructurings will be completed by September 30, 1998.

     The Company's fiscal year ends on March 31 and references to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1998" refers to the 12 months ended March 31, 1998.

PRODUCTS

     The following hardware and software products represent the Company's current product offerings:

     AUTOMATED FINGERPRINT IDENTIFICATION SYSTEMS. The Company's automated fingerprint identification system ("AFIS") products represent a comprehensive, fully integrated architecture for the capture and input of fingerprint images, including image processing, search processing and overall database management. Each AFIS system is comprised of a number of components, including: 1) tenprint workstations which scan inked fingerprint cards and palmprints while performing quality control, data descriptor entry and fingerprint search initiation. The tenprint workstations also perform search verification and disposition; 2) livescan stations, typically installed in a booking environment, to electronically capture and transmit fingerprints, mugshots and arrest information; 3) latent workstations which are used by latent fingerprint examiners to capture, enhance, encode, search, verify and dispose latent prints from a crime scene; 4) image processing technology that extracts the searchable features from raw fingerprint data; 5) scalable search processing technology that matches the extracted features of the search fingerprint against the agencies' fingerprint databases; 6) data storage and retrieval systems which encompass large databases that house the compressed fingerprint and palmprint images as well as the searchable fingerprint feature data; and 7) a NIST server which provides an open interface between the customer agency's Printrak AFIS system and outside agencies such as the FBI or state-wide AFIS network. Additionally, the Company provides software products which allow an agency to customize its workflow based on individual agency specifications.

     Utilizing an individual's fingerprints, the Company's fully integrated AFIS system gives agencies the ability to quickly and automatically associate the individual with their previous criminal history data and also allows the agency to check for outstanding warrants. This ability significantly increases the efficiency of the investigation, booking, suspect identification, incarceration and release functions.

     The Company's sixth generation system, the AFIS 2000 series, is based on UNIX open systems hardware and software. Series 7 AFIS is the Company's latest generation of products, and certain Series 7 subsystems shipped for the first time in December 1997. Series 7 products are PC-based applications incorporating a Microsoft Windows NT operating environment.

     The AFIS systems described above are usually used in law enforcement applications. However, the Company's AFIS systems are also increasingly used in civil applications such as national ID card issuance, welfare fraud reduction and immigration control.

     DIGITAL PHOTO MUGSHOT. The Company's InstantImage mugshot product line consists of the Multicapture product and the Investigative Search product. Multicapture is typically used in the law enforcement booking environment to digitally capture and store photo-images of mugshots, tattoos, scars and other distinguishing marks. Investigative Search is the engine for searching criminal suspects based on demographic or physical attributes. After identifying potential suspects who match the criteria, the software
electronically creates and reviews photo lineups.   This mugshot system
increases an agency's overall efficiency by automating photo taking, processing, storing, and viewing photo lineups.

     A typical mugshot system consists of various hardware and software components including booking stations, which utilize high resolution video or digital cameras for the capturing of mugshots and viewing workstations for searching the mugshot database, as well as for creating and viewing photo lineups. Additionally, the systems are interfaced to data storage and retrieval systems that store the compressed photographic images and searchable data. The range of InstantImage mugshot installations encompasses stand-alone workstations to complex wide-area networks where multiple agencies share mugshot information.

     The digital photo mugshot system is fully integrated with the Company's Livescan station product. A typical installation would utilize the livescan unit to capture mugshot images, along with fingerprints and booking information. The mugshots are then stored in the InstantImage system for searching, viewing, and lineup creation at a viewing workstation.

     JAIL MANAGEMENT. The Company's jail management system assists jail administrators and staff in analyzing inmate populations and in developing the most effective jail policies. The system provides comprehensive inmate background information including past and present incarcerations, criminal histories, current offense and court status, and prior institutional behavior. By providing jail administrators the tools to identify potential problem inmates, house similar inmates together, and target direct supervision toward those inmates who require it most, problems can be minimized. The Jail Manager software also includes statistical inmate reporting, calculates release dates, and provides software for inmate accounting.

     COMPUTER AIDED DISPATCH. The Company's computer aided dispatch ("CAD") application automates public safety agencies' call-taking and incident dispatching process by managing service calls and the patrol units that are assigned to each service incident. The Company's system provides public safety agencies with a fully integrated and configurable computer aided dispatch system allowing call-takers and dispatchers to quickly and effectively handle incident information, thus increasing officer safety and the overall potential for saving lives. The CAD application supports, not only law enforcement agencies, but also fire and emergency medical service agencies.

     Because the CAD system provides mission critical information, the Company utilizes fault tolerant servers. These high availability hardware platforms enable the Company to provide continuous availability and performance to support critical applications such as communications center operations 24 hours per day, 365 days a year. Additionally, the Company provides configurable software which allows an agency to customize its workflow based on individual agency specifications.

     RECORDS MANAGEMENT. The Company's records management system ("RMS") manages the recording, indexing, tracking, viewing and analyzing of data for law enforcement, fire and emergency medical service agencies. The Law RMS provides complete records functionality for a law enforcement agency handling every phase of law enforcement activity from incident generation to assigning and tracking cases through arrest and booking. The Fire RMS provides a comprehensive suite of functionality for managing Fire and EMS activities. Both the RMS and Fire RMS provide extensive functionality for capturing the data required for local, state and national law and fire agency reporting.

     The Company's law and fire records systems are fully integrated with the Company's CAD product and operate on a Microsoft Windows NT platform.

     DIGITIZATION PRODUCTS. The Company's SunRise Imaging division produces microfilm scanners capable of scanning the three commonly used microforms: roll film, microfiche and aperture cards. Targeted to satisfy the conversion requirements of companies with large archival backfiles, the system provides high-speed throughput, image enhancement capabilities and quality control functionality which increases flexibility for microform scanning. The system is comprised of proprietary imaging hardware and software and is based on a Microsoft Windows NT platform.

     Additionally, the Company provides the following services to complement its product offerings:

     FILE CONVERSION. The file conversion function converts agencies' tenprint cards into an electronic format. This process includes capture of images, entry or download of descriptive data, automatic encoding and classification of prints, quality review, identification of duplicates, database creation synchronization, as well as database loading. Other services include the conversion of palm print and mug-shot records, and the conversion of data from existing databases on previous generation systems.

     MAPPING. Printrak's mapping product manages location, address and other relevant geofile data used by the CAD system to dispatch police, fire and emergency medical units. It is also used in conjunction with CAD to provide a graphical map display for dispatchers to use to keep track of their assigned incidents. This display provides both a spatially accurate map combined with user defined layers that allow for the designation of different jurisdictions, beats and zones. Additionally, the interface between the CAD system and the mapping product provides for the automatic placement of icons on the map that corresponds with incidents recorded and tracked in CAD. When used in conjunction with automated vehicle locator ("AVL"), the map also graphically displays the locations and status of units in service.

     SYSTEM MAINTENANCE. The Company typically warrants its systems for a period of up to 12 months, such warranty includes full support and maintenance. In addition, the Company sells annual maintenance contracts to most of its customers, which provide for system maintenance, ongoing technical support, system documentation materials and user training.

COMPETITION

     The market for law enforcement information systems is highly competitive and is characterized by rapidly changing technology. Historically, the principal competitors in the market for AFIS systems within the law enforcement information systems market have been Printrak, Nippon Electronics Corporation (NEC), and SAGEM Morpho, a large, privately held company based in France. NEC and SAGEM Morpho each has the technological and market expertise to provide large scale AFIS solutions, and each has substantially greater financial resources than the Company.

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

     In civil and commercial applications encompassing fingerprint identification technologies, there are many market competitors including IBM, TRW, NRI, as well as others. The Company competes in these markets on the basis of system functionality, price and customer service.

     In the digital photo mugshot market, the Company's principal competitors are EPIC Solutions, Imageware, DDSI, and Dynamic Imaging. A large number of minor competitors are also present in the marketplace. The Company competes in the digital photo mugshot market on the basis of system functionality, image quality, ease of integration with other customer systems, price and customer service.

     The market for computer aided dispatch and records management systems, like the AFIS market, is highly competitive and involves rapidly changing technology. The principal competitors in the CAD and RMS market have been and continue to be Intergraph, Tiburon, and PRC. A significant number of secondary competitors are also present within the marketplace. Each of the principal competitors has the expertise to provide large scale, integrated CAD and RMS solutions. The nature of the competition is centered on functionality, reliability, ability to interface with the customer's mobile communication and in-vehicle systems, price, and service.

     The Company's subsidiary, SunRise continues to compete for the most part with Mekel and Photomatrix at the high end of the microfilm conversion segment of the micrographics industry. Companies at the lower end of the market such as Fuji and Wicks & Wilson are attempting to bid for the same business at a lower price point. SunRise competes in this marketplace based upon throughput, image quality and flexibility in that it markets the only scanner able to accept all three forms of film format - roll film, fiche and aperture cards.

      Printrak has several competitors that offer some elements of enterprise-wide computing solutions for public safety agencies. However, Printrak currently offers the most comprehensive solution, which may include any or all of the following: AFIS, live scan, CAD, RMS, jail management, mugshot, and microfilm scanners. No other single company owns such a broad array of public safety technologies. However, certain competitors such as Tiberon and Intergraph do provide solutions which include both CAD and RMS technologies.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company currently holds five patents and has two patent applications pending in the United States, holds three patents in Europe and five in Canada. Although the Company has implemented these protective measures, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company's patents are or will be sufficiently broad to protect the Company's technology. There can be no assurance that additional U.S. or foreign patents will issue. In addition, there can be no assurance that any patents that may be issued to the Company, or which the Company may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted would ultimately provide protection to the Company. Further, there can be no assurance that others will not independently develop similar products or duplicate the Company's products.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company considers research, development and engineering to be a vital part of its operating discipline and continues to make substantial investments in research, development and engineering to enhance the performance, functionality and reliability of its hardware and software products, as well as to develop new product offerings. During the fiscal years ended March 31, 1996, 1997 and 1998, the Company invested 17.8% 16.6%, and 15.3%, respectively, of its revenues in research, development and engineering.

MANUFACTURING AND SOURCING PRODUCTS

     The Company's manufacturing operations consist primarily of the integration and testing of off the shelf components, such as computers and disks, and of subsystems and computer assemblies. Substantially all assemblies are manufactured by outside vendors based on specifications provided by the Company. The Company's subsidiaries, TFP and SunRise, manufactured mugshot and digital scanning systems through fiscal year 1998, however, with the integration of TFP and SunRise into the Company's operations in Anaheim, this manufacturing is being outsourced to the same vendor from which the Company procures its AFIS assemblies. The Company's CAD product is required to be fault tolerant and, as such, utilizes Tandem hardware which is purchased directly from the manufacturer.

     The Company generally purchases major assemblies from a single vendor as this promotes higher quality, prompt delivery and aids cost savings. The Company is dependent upon the ability of vendors to deliver these items in accordance with the Company's specifications and delivery schedules. The failure of these suppliers to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's operating results. To date, the Company has not experienced any delays in deliveries from its suppliers that have had a major impact on its business.

     As a turnkey supplier of digital justice solutions, the Company also provides file conversion services for its AFIS product line which allows the customer's existing database of hardcopy records to be electronically encoded prior to delivery of a Printrak AFIS system. This file conversion service is performed at the Company's headquarters in Anaheim, California. The Company's computer aided dispatch application requires significant data mapping of the geographic points included within an agency's service jurisdiction. This data mapping is performed by a third party in Boulder, Colorado, and to date, the Company has not experienced any delays in the performance of service by this subcontractor.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that excellent customer service and support is essential to its success and has committed significant resources to these functions. As part of the Company's warranty and maintenance service agreements, on-site maintenance service is provided for the Company's AFIS systems five days per week, eight hours per day, during normal working hours. The Company's CAD/RMS and mugshot products are supported via on-site maintenance service or on-call phone service, depending on the requirements of the customer's maintenance agreement. Telephone support is provided for the Company's AFIS, mugshot, and CAD/RMS products twenty four hours per day, seven days per week. The Company's customer support center is designed to provide focused hardware and software support to customer sites via a designated phone number. The Company's service organization includes customer service engineers, who provide on-site support and maintenance, and product support engineers, who are primarily located in the Company's headquarters facility, the Boulder, Colorado facility or in regional offices around the world.

     The Company sells annual maintenance service agreements to most of its customers, which provide for system maintenance, ongoing technical support, system documentation materials, and user training. Typically, the price of AFIS, mugshot, and CAD/RMS systems include a 12 month warranty which includes full support and maintenance. The Company provides a 90 day warranty with the sale of a SunRise Imaging scanner. Individual components within any of the Company's product lines are typically warranted for 90 days.

BACKLOG

     The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, the Company includes in backlog contract revenue not recognized at the period end. The Company typically delivers its products within six to nine months after receiving an order, however, in some instances, products are provided on a shorter delivery schedule, and occasionally, more time is required. As of March 31, 1998, the Company's system revenue backlog was approximately $29.7 million, compared to $13.1 million as of March 31, 1997.

     Orders comprising the Company's backlog may include requirements for custom software development or file conversion that may require extensive resources to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times. Additionally, variations in the size, complexity and delivery requirements of customer orders may result in substantial fluctuations in backlog on a regular basis. Accordingly, the Company believes that backlog is not a meaningful indicator of future financial performance.

EMPLOYEES

     As of March 31, 1998, the Company employed 417 people on a full-time basis, 394 domestically and 23 internationally. Of this total, 94 were in research, development and engineering, 140 in customer support, 59 in assembly, materials and file conversion services, 76 in sales and marketing, and 48 in finance, information technology and administration. Printrak's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is increasingly intense in the software industry, and the Company believes this competition will continue. To date, the Company believes it has been successful in its efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

CERTAIN CONSIDERATIONS

     The Company's future operating results, and stock price, may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

LENGTHY SALES AND COLLECTION CYCLE

     The sale of the Company's products is often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures. The Company's total revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows, and hire additional technical expertise in addition to procuring the Company's products, all of which involve a significant capital commitment as well as significant future support costs. The Company's systems therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products, while existing workflows are augmented so as to properly assimilate the Company's system, and while the system is configured and shipped. Typically, the evaluation and execution of a customer contract may take one year. Another six to nine months elapse while the system is configured, professional services are performed and the customer site is prepared. As such, it is not uncommon for the sales cycle to approximate two years.
During this time, the Company expends substantial resources yet may receive no associated revenue. Any significant failure by the Company to execute a contract after expending such effort and funds could have a material adverse effect on its business, operating results and financial condition.

     A customer contract typically provides payment terms associated with the achievement of certain contractual milestones. Often, the contract provides for a customer deposit at contract signature, however, portions of the customer's payment may ultimately be associated with the delivery and final acceptance of the complete system. Because the system configuration, file conversion, and system acceptance testing consumes a six to nine month time period, the Company's collection cycle is often quite lengthy. As such, the Company expends substantial resources but may not receive payment from the customer until the completion of a substantial portion of the contract. Any significant failure by the Company to perform to the requirements of a specific contract could have a material adverse effect on its business, operating results and financial condition.

DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATION

     In any given fiscal year, the Company's revenues have principally consisted, and will continue to consist, of large orders from a limited number of customers. While the individual customer may vary from period to period, the Company is still dependent upon large orders for a significant portion of its total system revenues. During fiscal year 1998, no sales exceeding 10% of total revenues existed. During the fiscal year ended March 31, 1997, revenues from the Royal Canadian Mounted Police and the Florida Department of Law Enforcement were $9.0 million, or 13.7%, and $6.9 million, or 10.5%, respectively, of the Company's total revenues. During the fiscal year ended March 31, 1996, revenues from the State of Louisiana were $8.3 million, or 15.9% of the Company's total revenues. There can be no assurance that the Company will continue to obtain such large orders on a consistent basis, and as such, the Company's inability to obtain sufficient large orders would have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the timing and shipment of such orders may cause the operating results of the Company in any given quarter to differ from projections of securities analysts which could adversely affect the trading price of the Company's Common Stock.

DEPENDENCE ON CAPITAL SPENDING BY PUBLIC AGENCIES

     Substantially all of the Company's revenues are derived from the sale and maintenance of products delivered to domestic and foreign governmental agencies. The decision to purchase an AFIS, CAD, RMS, mugshot or jail management systems generally involves a significant commitment of capital and frequent delays are often associated with significant capital expenditures. The Company's future performance is directly dependent upon the capital expenditure budgets of its customers and the continued demand by such customers for the Company's products. Many domestic and foreign governmental agencies have experienced budget deficits that have also led to significant reductions in capital expenditures. The Company's operations in the future may be subject to period-to-period fluctuations as a consequence of such deficits or other negative factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH EXPANSION INTO ADDITIONAL MARKETS; RELIANCE ON TEAMING ARRANGEMENTS

     The Company believes that its future performance is, in part, dependent upon its ability to successfully market AFIS technology for use outside of the law enforcement market. These markets include the detection of welfare fraud, voter registration and identification, verification of immigration status, drivers' license identification and verification of eligibility of pension or medical benefits. Furthermore, the size of these contracts, when awarded, is significantly larger than contracts which the Company typically fulfills and often requires multiple contractors. The requirements for a national ID system, for example, incorporate AFIS technology, but may also incorporate other technologies provided by other parties. In order to successfully pursue civil and commercial applications, the Company has entered into and will continue to enter into, where appropriate, teaming arrangements with third party system integrators. There can be no assurance regarding the performance of such third parties, or the overall success, if any, of such teaming arrangements. Additionally, there can be no assurance regarding the performance of other third parties associated with such large scale implementations, and the Company has no control over this aspect of any installation.

     Although the Company has successfully performed on some of the largest AFIS installations in the world, the applications associated with national ID programs or other civil and commercial applications, typically are much larger. Although the Company is confident that it can successfully implement its technology in these markets, there can be no assurance that the Company will be successful.

RISKS ASSOCIATED WITH ACQUISITIONS

     An important element of the Company's strategy has been to expand its operations by acquiring companies with complementary product offerings in order to augment market coverage and strengthen technological capabilities. The Company has, in the last fiscal year, completed the acquisitions of TFP Inc., the CAD/RMS division of SCC Communications and SunRise Imaging, Inc., and the Company may make additional acquisitions of businesses, products or technologies in the future. These acquisitions have, and may continue to, result in dilutive issuance of securities, the incurrence of debt and amortization expense related to goodwill or other intangible assets. Any of these factors could adversely affect the Company's business, operating results and financial condition.

     Acquisitions and their assimilation into the operations of the Company have presented and may continue to present the Company with numerous challenges. These challenges may include, but are not limited to, assimilating the technologies and products of acquired companies, locating qualified resources and incorporating separate geographic operations into the consolidated company. These challenges absorb and may continue to absorb significant management attention that would otherwise be available to the ongoing development of the Company's core AFIS business. Moreover, there can be no assurance that the anticipated benefits of any acquisition, upon complete integration, will ultimately be realized. If the Company's management does not effectively respond to these challenges, the Company's business, operating results and financial condition could be adversely impacted.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that certain of its internal systems are not Year 2000 compliant and is currently in the process of purchasing upgrades or transitioning to systems which the Company's vendors have represented as being Year 2000 compliant. The Company anticipates that its internal systems will be Year 2000 compliant by June 30, 1999. While it is difficult to quantify the total cost to the Company of the Year 2000 compliance activities, the Company's best estimate of expenditures is between $200,000 - $300,000. With regard to the Company's products, the Company believes that the current versions of all products are Year 2000 compliant. However, certain older products versions are not Year 2000 compliant. The Company is in the process of notifying its customers of potential Year 2000 compliance problems. For customers with current systems under maintenance agreements, the Company intends to offer Year 2000 upgrades as part of the maintenance process. Customers not under maintenance agreements or with older generation systems will be offered the opportunity to purchase upgrades. The Company does not anticipate a material cost to upgrading its products to be Year 2000 compliant. However, there can be no guarantee that Year 2000 issues will not have a material impact on the Company's business, operating results and financial condition.

OTHER MATTERS

     In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition" which supersedes SOP 91-1 under which the Company currently recognizes revenue. The provisions of SOP 97-2 are effective for transactions entered into in fiscal years beginning after December 31, 1997. The Company has historically recognized revenue on contracts with insignificant vendor obligations, as defined by SOP 91-1, when a system is shipped and has accrued for the estimated costs of the future obligations. For those contracts which have been considered long-term contracts due to a significant amount of customization, the Company has historically recognized revenue on a percentage of completion basis.

     One of the provisions of SOP 97-2 eliminates the concept of insignificant vendor obligations and will require the Company to allocate revenue, based on vendor specific objective evidence, to individual elements of its contracts and recognize revenue on each element as it is delivered or as services are performed, assuming certain other specified criteria are met. In addition, SOP 97-2 provides revised guidance and clarification on numerous other topics related to the Company's revenue recognition policies. The ultimate impact of SOP 97-2 on the Company will be dependent on the nature and timing of specific contracts entered into, as well as subsequent interpretations of this pronouncement by the Company, its independent auditors and the Securities Exchange Commission, but will likely result in delays in the recognition of revenue on some contracts. In addition, the Company may elect to adopt changes in its licensing or services practices to conform to aspects of SOP 97-2, and such changes, if adopted, could result in delays or cancellations of potential sales of the Company's products.

ITEM 2.   PROPERTIES

     The Company leases an approximately 88,000 square foot facility in Anaheim, California from Kilroy Realty, L.P. This building is used as the Company's headquarters and includes administration, engineering and development, marketing and sales, customer service, and manufacturing facilities.

     The Company leases office space in Greenville, South Carolina from Barry White, a former director and Vice President of Printrak. Prior to the restructuring of the Company's subsidiaries and the relocation of TFP's operations to Anaheim, California, this facility was used as TFP's principal place of business. Pursuant to an Amendment of Lease dated November 12, 1997, the Company has provided Written Notice of its intent to terminate the lease effective August 7, 1998.

     The Company leases an approximately 6,700 square foot facility in Fremont, California from Aetna Life Insurance Company. Prior to the restructuring of the Company's subsidiaries and the relocation of SunRise's operations to Anaheim, California, the facility was used as SunRise's principal place of business. The Company is actively pursuing a subtenant to sublease the premises through the remaining term of the lease. Pursuant to the terms of the lease, the Company pays $10,598 per month, subject to periodic adjustments. The term of the lease expires April 2002.

     The Company leases an approximately 21,800 square foot facility in Boulder, Colorado from Lookout, LLC for use by the Boulder Division. Pursuant to the terms of the lease, the Company pays $18,195 per month, subject to periodic adjustments. The term of the lease expires in November 2002.

     Additionally, the Company leases office space in Basingstoke, England and in Queensland, Australia which are used for international sales and customer support services.

ITEM 3.   LEGAL PROCEEDINGS.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the stockholders was held on January 29, 1998. Of the 11,236,483 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 9,062,599 common shares, representing 80.65% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum.

     At the meeting, the stockholders approved a proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares issuable thereunder by 1,000,000 shares, bringing the total number of shares available for issuance thereunder to a total of 1,500,000. The voting results were as follows: For: 8,472,936; Against: 577,121; Abstain 12,542; and Broker Non-Vote: 0.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "AFIS".
The table below establishes the high and low sale prices for the Common Stock for the period from July 2, 1996 through March 31, 1998 (as reported on the Nasdaq National Market). The last reported closing price of the Common Stock on the Nasdaq National Market on June 30, 1998 was $5.25.

     FISCAL QUARTER ENDED:

                                                                       HIGH           LOW
                                                                     --------       --------
     September 30, 1996 (commenced trading July 2, 1996) ........    $  10.63       $   6.38
     December 31, 1996 ..........................................       11.13           7.63
     March 31, 1997 .............................................       12.75           8.00
     June 30, 1997 ..............................................        9.63           8.63
     September 30, 1997 .........................................       11.75          11.13
     December 31, 1997 ..........................................       10.88          10.00
     March 31, 1998 .............................................       10.50           8.00

     As of June 30, 1998, there were 117 holders of record based on the records of the Company's transfer agent which does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for the periods and the dates indicated and summary consolidated financial data are derived from the audited consolidated financial statements of the Company. The statement of operations data for each of the three fiscal years to the period ended March 31, 1998, and the balance sheet data at March 31, 1997 and 1998, are derived from the audited consolidated financial statements and notes thereto, which are included elsewhere in this report, and are qualified by reference to such financial statements and notes related thereto. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                             YEAR ENDED MARCH 31,
                                                    --------------------------------------------------------------------
                                                      1994           1995           1996            1997          1998
                                                    --------       --------       --------        --------      --------
                                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  System. . . . . . . . . . . . . . . . . . . . .    $20,512        $22,036        $41,400        $54,728        $58,742
  Maintenance . . . . . . . . . . . . . . . . . .      8,580          9,607         10,667         10,855         13,134
                                                     -------        -------        -------        -------        -------
  Total revenues. . . . . . . . . . . . . . . . .     29,092         31,643         52,067         65,583         71,876
Cost of revenues(1) . . . . . . . . . . . . . . .     14,787         18,215         29,782         34,143         45,852
                                                     -------        -------        -------        -------        -------
Gross profit. . . . . . . . . . . . . . . . . . .     14,305         13,428         22,285         31,440         26,024
Operating expenses:
  Research, development and engineering . . . . .      3,907          4,867          9,274         10,859         11,002
  Selling, general and administrative . . . . . .      8,012          9,353         12,283         13,861         21,841
  In process research and development . . . . . .                                                                  5,900
  Merger related expenses . . . . . . . . . . . .                                                                    874
  Restructuring costs . . . . . . . . . . . . . .                                                                    987
                                                     -------        -------        -------        -------        -------
  Total operating expenses. . . . . . . . . . . .     11,919         14,220         21,557         24,720         40,604
Operating income (loss) . . . . . . . . . . . . .      2,386           (792)           728          6,720        (14,580)
Other income, net . . . . . . . . . . . . . . . .        976          1,315            848             53            185
                                                     -------        -------        -------        -------        -------
Income (loss) before provision for income taxes and
 cumulative effect of accounting change . . . . .      3,362            523          1,576          6,773        (14,395)
Provision for income taxes. . . . . . . . . . . .      1,001            221            386          2,141             95
                                                     -------        -------        -------        -------        -------
Income (loss) before cumulative effect of
 accounting change. . . . . . . . . . . . . . . .      2,361            302          1,190          4,632        (14,490)
Cumulative effect of accounting change(2) . . . .      5,750            -              -              -               -
                                                     -------        -------        -------        -------       --------
Net income (loss) . . . . . . . . . . . . . . . .    $ 8,111        $   302        $ 1,190        $ 4,632       $(14,490)
                                                     -------        -------        -------        -------       --------
                                                     -------        -------        -------        -------        -------
Net income (loss) per share(3):
  Basic . . . . . . . . . . . . . . . . . . . . .                                  $  0.14        $  0.44       $  (1.30)
  Diluted . . . . . . . . . . . . . . . . . . . .                                  $  0.13        $  0.42       $  (1.30)
Weighted average common and common equivalent
 shares outstanding(3):
  Basic . . . . . . . . . . . . . . . . . . . . .                                    8,620         10,425         11,151
  Diluted . . . . . . . . . . . . . . . . . . . .                                    9,085         10,963         11,151

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments  . . . . . . . . . . . . . . . . . .     $1,816         $1,272         $3,625         $8,431         $4,864
Working capital . . . . . . . . . . . . . . . . .      5,736          5,475         10,130         24,842         18,315
Total assets. . . . . . . . . . . . . . . . . . .     25,649         29,964         34,657         49,558         58,595
Long-term liabilities . . . . . . . . . . . . . .      5,405          7,834          5,742          1,683         10,960
Total stockholders' equity. . . . . . . . . . . .     12,554         11,931         14,041         33,997         20,552

---------------
(1) Amount in 1996 includes additional amortization of $832,000 due to a change in the estimated useful life of capitalized software development costs.

(2) Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of the adoption of this statement resulted in the recognition of a $5,750,000 gain during the year ended March 31, 1994.

(3) Effective December 31, 1997, the Company adopted SFAS No. 128, EARNING PER SHARE. Earnings per share information for prior periods has been restated to reflect the adoption of this statement.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements, including those discussed in Item 1, "Business -Certain Considerations". In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying consolidated financial statements. This discussion compares the year ended March 31, 1998 with the year ended March 31, 1997 and the year ended March 31, 1997 is compared against the year ended March 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and associated notes to the financial statements.

FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

     TOTAL REVENUES. The Company's total revenues are comprised of system revenues, which include products, file conversion and data mapping services, and system installations; and maintenance revenues related to hardware and software support.

     Total revenues increased 9.6% to $71.9 million for the year ended March 31, 1998, in comparison to revenues of $65.6 million for the year ended March 31, 1997. The overall increase in revenues is entirely attributable to the Company's acquisitions during the fiscal year. Subsequent to completing the acquisition of the CAD/RMS division of SCC in July 1997, the Boulder Division contributed $8.2 million of total revenue while SunRise added $3.9 million in total revenues for the period of September 9, 1997 (date of acquisition) through March 31, 1998. In addition, TFP contributed $10.3 million in total revenues, a 52.6% increase over prior year revenues of $6.7 million. This increase is representative of a significant increase in mugshot installations to existing AFIS customers, as well as an expanding of TFP's overall customer base.

     These increases were partially offset by a reduction in revenues from the AFIS division during the current year. The reduction is primarily due to revenues in fiscal 1997 being impacted by the sale of a large document storage system for approximately $8.5 million while no similar systems were sold in fiscal 1998. Revenues from core AFIS systems remained consistent between fiscal 1997 and 1998.

     Of total current year revenues of $71.9 million, system revenues comprised $58.8 million with maintenance revenues contributing the remaining $13.1 million. For fiscal year 1997, system revenues equaled $54.7 million while maintenance revenues equaled $10.9 million. The increase in maintenance revenues of $2.2 million from the prior year is primarily due to the Company's increased maintenance base due to acquisitions. The Boulder Division and TFP

                                     -14
contributed incremental maintenance revenue of $1.3 million and $0.8 million, respectively. Anaheim's maintenance revenues of $9.5 million were generally consistent with previous year maintenance revenues of $9.7 million.

     COST OF REVENUES. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, manufacturing or assembly labor and overhead, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete systems installations.

     Overall gross profit decreased to $26.0 million for the year ended March 31, 1998, down from $31.4 million for the year ended March 31, 1997. As a percentage of sales, gross margin for fiscal year 1998 declined to 36.2% from 47.9% for fiscal year 1997. The gross profit for system revenues decreased $4.4 million to $22.2 million for the current year while the prior year's system gross profit equaled $26.6 million. System margin as a percentage of sales declined as well, approximating 37.8% for the year ended March 31, 1998, down from 48.6% for the year ended March 31, 1997. Maintenance revenue gross profit equaled $3.8 million for the current year, versus a gross profit of $4.8 million for the previous fiscal year. As a percentage of sales, gross profit on maintenance revenue approximated 29.1% for the year ended March 31, 1998 as compared to 44.4% for the year ended March 31, 1997.

     The decline in overall system margins is partially attributable to the Boulder Division's contracts yielding lower margins than typical AFIS contracts. This was due to numerous low margin contracts acquired from SCC which the Company expended significant resources to complete. Additionally, margins in the Boulder Division are inherently lower than in the rest of the Company since a significant proportion of sales relate to the delivery of special fault tolerant equipment the gross margin on which is much less than that of hardware sold with AFIS systems and since the cost of engineering the Boulder Division contracts is generally contract specific and therefore is charged to cost of revenues rather than research, development and engineering expenses. Also included within system cost of sales are approximately $882,000 of expenses associated with the restructuring of TFP and Sunrise into the Company's Anaheim operations. Additionally, the Company incurred higher than estimated costs in completing certain system installations.

     The decline in maintenance gross margin is partially attributable to TFP and the Boulder Division's cost in maintaining certain systems for which the Company had not yet received a maintenance contract from the customer. This service was performed to encourage all customers to assign their contracts to the Company; however, in some instances, costs were incurred without receiving a maintenance contract during this transition period. The decrease in margin for Anaheim is attributable to an increase in fixed maintenance support costs to support new contracts which were still under warranty in fiscal 1998 and without a corresponding increase in the price of existing maintenance contracts.

     RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

     RD&E expenses increased 1.3% to $11.0 for the year ended March 31, 1998, up from $10.9 million for the same period of the previous year. RD&E expenses, as a percentage of revenue, decreased to 15.3% for the year ended March 31, 1998 from 16.6% for the year ended March 31, 1997. One factor in the decline of RD&E expenses, as a percentage of revenue, is that the Boulder Division's investment in engineering expenses are more typically contract specific, and as such, are classified as cost of sales which lowers both the overall RD&E expenses, as a percentage of revenue, and lowers the Company's overall gross margin.

     Included within current year RD&E expense are $249,000 of expenses associated with the restructuring of the engineering operations of SunRise and TFP into the Company's corporate engineering organization. The Company experienced a decrease in contract labor expense in comparison to prior year as a reduced number of outside contractors were utilized. In the previous year, the Company had used significant contract labor to develop the Company's document storage. This software application is now part of the AFIS family of products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expense consist principally of compensation paid to sales, marketing and administrative personnel, commissions paid to sales personnel, professional service fees, travel and related expenses, and other marketing expenses.

     For the year ended March 31, 1998, SG&A expenses increased to $21.8 million for fiscal year 1998, up from $13.9 million for fiscal year 1997. This represented an increase of $8.0 million or 57.6%. As a percentage of revenue,

SG&A expenses approximated 30.4%, up from 21.1% in the prior year. Approximately $2.0 million of the increase was attributable to higher labor costs associated with additional personnel resulting primarily from the Company's acquisitions, as well as the implementation of a sales commission plan that resulted in incremental expense of approximately $1.0 million. Travel and marketing expenses also increased approximately $.8 million due to the acquisitions. Furthermore, during the year, approximately $.5 million of international travel expense was incurred as the Company invested significant resources in marketing its civil applications for AFIS technology. Professional fees and insurance costs also incrementally increased due to the Company's three acquisitions during fiscal year 1998.


     Also included within SG&A are $1.1 million of expenses associated with the restructuring of the operations of TFP and SunRise to reduce duplication of resources. These costs are primarily comprised of relocation and retention bonuses for certain employees, costs of relocating TFP and SunRise production facilities, and additional bad debt reserves due to employee transitions and changes in the customer base.

     IN-PROCESS RESEARCH & DEVELOPMENT EXPENSE. The in-process research and development expense of $5.9 million was due to the allocation of a portion of the purchase price to technology acquired related to the SunRise acquisition. The purchase price was allocated based on management's estimates and projections of future cash flows using the discounted cash flow valuation method.

     MERGER EXPENSE. Merger expenses of $.9 million were associated with the TFP Inc. acquisition. The expenses primarily consisted of investment banking, legal and accounting fees associated with the pooling of interests transaction.

     RESTRUCTURING COSTS. The restructuring expense of $1.0 million consists of expenditures for the termination of SunRise and TFP personnel, losses on the disposal of fixed assets and the estimated loss associated with the lease termination of SunRise's Fremont facility and TFP's Greenville facility. The Company anticipates that the restructuring will be completed by September 30, 1998.

     OTHER INCOME, NET. Other income equaled $185,000 in the current year and was primarily comprised of interest income of approximately $629,000, offset, in part, by interest expense of $467,000 and foreign currency losses of $136,000. In the previous year, other income totaled $53,000 and was principally associated with interest income of $364,000, interest expense of $450,000 and certain miscellaneous income items.

     PROVISION FOR INCOME TAXES. Income tax expense for the year ended March 31, 1998 equaled $95,000, versus $2.1 million for the year ended March 31, 1997. The effective tax rate differs from the statutory rate principally due to the nondeductible in-process research and development expense and an increase in the valuation allowance on deferred tax assets.

FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

     TOTAL REVENUES. The Company's total revenues are comprised of system revenues, which include products, file conversion services, and system installation; and maintenance revenues related to hardware and software support.

     Revenues increased 26.0% to $65.6 million for the year ended March 31, 1997 from $52.1 million for the year ended March 31, 1996. TFP contributed $368,000 or 2.7% of the revenue increase over the prior period. System revenues experienced an increase of 32.2%, or $13.3 million, to $54.7 million for fiscal year 1997, up from $41.4 million for the previous fiscal year.
The system revenue increase is primarily attributable to the sale of a large document storage system and an increasing number of AFIS 2000 system installations worldwide.

     Maintenance revenues equaled $10.9 million for the year ended March 31, 1997, up 1.8% from prior year revenues of $10.7 million. Year-over-year, TFP's maintenance base increased, offsetting Printrak Anaheim's maintenance revenue decrease. Anaheim's year-over-year decrease is the result of sales to existing customers, reducing maintenance revenue during the customer's warranty period.

      GROSS PROFIT. Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing labor and overhead, file conversion costs and maintenance expenses.

     Overall gross profit increased to $31.4 million for the year ended March 31, 1997, up from $22.3 million for the same period of the previous year. Overall gross margin for fiscal year 1997 increased to 47.9% from 42.8% for fiscal year 1996. The gross profit for system revenues increased to $26.6 million for the year ended March 31, 1997 in comparison to $17.3 million for the year ended March 31, 1996. Additionally, system gross margin equaled 48.6% for the 1997 fiscal year, a significant increase from 41.8% for the previous fiscal year. The gross margin associated with maintenance revenues declined to 44.4% for the year ended March 31, 1997 from 46.6% for the year ended March 31, 1996. Overall maintenance gross profit also declined and approximated $4.8 million for the year ended March 31, 1997, versus $5.0 million for the prior year.

     The overall increase in system gross margin to 48.6% is partially related to $2.2 million of software amortization, present in the prior year but absent in the current year because all capitalized software was fully amortized in the previous fiscal year. Absent the software amortization in the prior year, the Company's system margin would have approximated 47.1%. Additionally, favorable order mix and favorable raw material prices resulted in an increase in the overall system margin. The reduction in the Company's maintenance revenue margin is the result of increased maintenance support costs without a corresponding increase in the price of maintenance support service.

     RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

     RD&E expenses increased 17.1% to $10.9 million for the year ended March 31, 1997, up from $9.3 million for the year ended March 31, 1996. The increase in RD&E expense is comprised of increased salary and contract labor expense related to additional personnel engaged in research, as well as engineering enhancement of existing products. Depreciation expense also increased due to a higher amount of equipment used principally for development efforts. RD&E expense, as a percentage of revenues, decreased to 16.6% for the current year, down from 17.8% for the same period of the previous year, primarily due to the increased level of total revenues.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, professional service fees, travel and related expenses, and other marketing expenses.

     For the year ended March 31, 1997, SG&A expenses increased to $13.9 million from $12.3 million for the year ended March 31, 1996. This reflects an overall SG&A expense increase of $1.6 million or 12.8%. The increase in SG&A expenses results from increased sales and administrative salary expense to support the infrastructure of a higher level of revenues, increased travel costs, and increased professional service fees. SG&A expenses, as a percentage of revenues, decreased to 21.1% for the current year, down from 23.6% for the prior year, due primarily to the increased level of total revenues.

     OTHER INCOME, NET. Other income in the current year is primarily associated with interest income of $364,000 and other miscellaneous income items, offset, in part, by interest expense of $450,000. For the previous year, other income is associated with the amortization of the deferred credit which became fully amortized in March 1996. Approximately $1.2 million of this credit was amortized to income in 1996.

     PROVISION FOR INCOME TAXES. Income tax expense for the year ended March 31, 1997 equaled $2.1 million in comparison to tax expense of $386,000 in the prior year. This represents an overall increase in tax expense of approximately $1.8 million. The Company's tax provision is based on the federal statutory rate of 35% and reflects the impact of state and foreign taxes and the changes in the deferred tax valuation allowance, primarily associated with net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations through the cash provided by its operations and the utilization of its revolving credit line. The Company's operating activities used net cash of approximately $3.6 million for the year ended March 31, 1998, primarily as a result of the cash portion of the net loss and increases in accounts receivable, inventories, and prepaid expenses, offset by cash generated from increases in accrued liabilities and deferred revenue. The Company's operating activities used net cash of approximately $5.2 million for the year ended March 31, 1997 primarily as a result of an increase in accounts receivable, offset by net income and other changes in working capital.

     The Company's investing activities used net cash of approximately $7.7 million for fiscal year 1998, due to capital expenditures of $1.5 million and business acquisitions of $9.6 million offset by the proceeds received from the sale of short term investments of $3.4 million. The $9.6 million cash used for business acquisitions is related to the acquisition of the CAD/RMS division of SCC Communications and the acquisition of SunRise Imaging, net of cash received. For fiscal year 1997, the Company used net cash of $4.8 primarily associated with short-term investment purchases of $4.2 million. Additionally in fiscal 1997, the Company expended $1.5 million, consistent with the current year, for capital expenditures and received approximately $900,000 from the collection of notes receivable.

     Financing activities provided net cash of approximately $11.2 million for the year ended March 31, 1998 while financing activities for the same period of the previous year generated net cash of $10.6 million. For the current period, the Company increased its use of the revolving credit facility, and net borrowings exceeded repayments by $10.2 million. Furthermore, the Company collected approximately $1.0 million from the exercise of stock options and employees' participation in the employee stock purchase plan. Net cash provided by financing activities for the year ended March 31, 1997 of $10.6 million is primarily due to net proceeds of approximately $14.4 million realized from exercise of stock options and the Company's initial public offering, proceeds of $1.0 million from exercise of stock options and employees' participation in the Company's employee stock purchase plan offset by net debt repayments of $4.8 million.

     On July 7, 1998, the Company received a written commitment letter from its bank to refinance its debt into a $15.0 million revolving credit facility, expiring in July 1999 and a $4.0 million term loan payable in quarterly installments beginning November 1, 1998 and maturing February 1, 2001. As such, the Company believes that cash generated from operations, as well as the use of the revolving credit facility, will provide sufficient resources to fund the Company through at least fiscal year 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Registrant required by this Item 8 are set forth at the pages indicated at Item 14 (a)
(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     DIRECTORS.  The following persons served as directors as of March 31, 1998:

     RICHARD M. GILES, 50, Chief Executive Officer, President and acting Chief Financial Officer, joined the Company as Chief Financial Officer in May 1989, became President and Chief Executive Officer and a Director in June 1990 and has served as Chairman of the Board since April 1991. Mr. Giles is serving as acting Chief Financial Officer. Prior to joining Printrak, from 1988 to 1989, Mr. Giles served as Chief Financial Officer for subsidiaries of De La Rue, p.l.c., an international financial printing company. From 1986 to 1988 Mr. Giles served as Managing Director of Boardman Panels & Boards, a printed circuit board company in the United Kingdom. From 1983 to

1986, Mr. Giles served as Financial Controller and Finance Director of Racal Marine Radar Ltd., a manufacturer of defense electronics and marine radar equipment. In 1994, Mr. Giles was named Entrepreneur of the Year in the turnaround category by Inc. Magazine for the Orange County, California region. Mr. Giles received a first class honors degree in chemistry and mathematics from Bristol University.

     JOHN G. HARDY, 49, President of Products Division, joined the Company in October 1989 as Director of Software Engineering. He has served as Vice President of Engineering since April 1990, as Chief Operating Officer of the Company since August 1996 and as a Director of the Company since June 1990. Mr. Hardy has recently been named President of Products Division. Prior to joining Printrak, from 1985 to 1989, Mr. Hardy was employed as Senior Vice President of Engineering by Color Systems Technology, Inc., a company which converts black and white movies to color. From 1978 to 1985, Mr. Hardy was employed by Technology Service Corporation, a manufacturer of image simulation products, as manager of its imaging systems business unit. Prior to 1978, Mr. Hardy held various engineering positions with Xontech, Inc., a manufacturer of x-ray equipment, and with the radar systems division of Hughes Aircraft Company. Mr. Hardy received a B.S. in electrical engineering from the University of Utah in 1972 and a M.S. in electrical engineering from the University of Southern California in 1975.

     ALFRED CASTLEMAN, 60, joined the Company as Vice President, Chief
Financial Officer and Director in December 1997.   From February 1994 to
December 1997, Mr. Castleman served as Vice President and Chief Financial Officer of Smartflex Systems, Inc. From February 1991 to September 1993, Mr. Castleman served as Vice President and Chief Financial Officer of Sherpa Corporation. Mr. Castleman resigned from all positions with the Company in June 1998.

     CHARLES L. SMITH, 63, director, joined the Company as Director of Operations in August 1989, served as Vice President of Operations from January 1990 to March 1990, and served as the Company's Chief Operating Officer from April 1990 until his retirement in August 1996. Mr. Smith became a Director of the Company in June 1990. Prior to joining Printrak, Mr. Smith was employed for approximately two years as Vice President, Operations for EG&G Corporation, a manufacturer of defense related products. Prior to 1987, Mr. Smith was Executive Vice President of Dolphin Systems, a manufacturer of computer data storage devices, and held various positions, including Division General Manager, with Computer Automation, a manufacturer of mini computer systems. Mr. Smith received a B.S. degree in Industrial Management from California State University, Long Beach.

     KENNETH W. SIMONDS, 63, director, joined the Company as a Director in August 1996. Prior to his retirement in 1992, Mr. Simonds was employed as Chief Executive Officer of Teradata Corp., a manufacturer of fault tolerant database management computer systems. Previously, Mr. Simonds was an executive officer of Amdahl Corp. where he was responsible for domestic and international marketing, support and service operation, and three product divisions over a ten year period. Mr. Simonds also served as Executive Vice President and Chairman of the Operating Committee during his ten years with Amdahl. Previously, Mr. Simonds was employed by IBM in a number of sales, sales management, and technical management positions over an 18 year period. Mr. Simonds resigned from his position as a director in June 1998.

     ALBERT C. WONG, 49, director, joined the Company as a Director in November 1996. Since 1989, Mr. Wong has been an executive officer and director of AMKLY Systems, a developer of PC and networking products. Prior to 1989, Mr. Wong directed worldwide engineering and manufacturing operations of AST Computer which he co-founded in 1980. Mr. Wong received a B.S. degree in Electrical Engineering from California State University, Fullerton.

     OTHER EXECUTIVE OFFICERS. The following persons served as executive officers as of March 31, 1998:

     DANIEL J. DRISCOLL, 39, President of Digital Justice Division, joined the Company as Director of Marketing in August 1993. He served as Vice President of Engineering and Product Marketing since September 1995 and was recently named President of Digital Justice Division. Prior to joining Printrak, from October 1992 to August 1993, Mr. Driscoll was employed as Director of Marketing and Product Development for the Hoskins division of Sheldahl, Inc., which division manufacturers aviation illumination systems. From 1989 to 1992, Mr. Driscoll was employed by Cymbolic Sciences International, a manufacturer of film recorders, as Vice President, Marketing and Product

Development. Prior to 1989, Mr. Driscoll was employed by Lincoln Laser Company, a manufacturer of laser scanning systems, as Vice President of its Systems Division, and by Intel Corporation as a Senior Industrial Engineer in its advanced manufacturing technology group. Mr. Driscoll received a B.S. in industrial engineering from Arizona State University. Mr. Driscoll was appointed to the Company's Board of Directors in June 1998.

     DAVID L. MCNEFF, 50, Executive Vice President of Sales, joined the Company in 1985 and served as Vice President, Worldwide Sales from November 1991 to May 1998, as a Director from November 1991 to August 1997, as Director of North American Sales from 1990 to 1991, as Director, Systems Engineering, Proposals and Contracts from 1989 to 1990, and as Manager of Programs and Contracts from 1985 to 1989. Prior to joining Printrak, from 1978 to 1985, Mr. McNeff was employed as Program Manager for Magnavox Advanced Products and Systems Co., which develops and manufactures high speed chips and printed circuit boards for government agencies. Mr. McNeff received his B.A.S. degree and two masters degrees from Biola University, all with highest honors.

     SUSANNA H. BENNETT, 44, Vice President of Finance, Treasurer, and Corporate Secretary, joined the Company in March 1987 and served as Vice President of Corporate Administration from July 1997 to June 1998, Vice President, Treasurer from April 1996 to July 1997, Vice President of Finance from April 1995 to March 1996, Controller from April 1989 to March 1995 and Finance Manager from March 1987 to April 1989. Prior to joining Printrak, Ms. Bennett served in accounting and management positions, from 1985 to 1987 at MDB Systems, and from 1984 to 1985 at Excel-O-Corp., a manufacturer of computer peripheral devices. Ms. Bennett received a B.A. with honors in Accounting from California State University, Fullerton and an M.B.A. from Pepperdine University.

     STEPHEN YEICH, 38, Vice President, Worldwide Marketing, joined the Company as Director of Marketing in July 1991 and held such position until January 1993, served as Director of Business Development from January 1993 to April 1997, as Vice President of Marketing from April 1997 to May 1998 and was promoted to Vice President, Worldwide Marketing in May 1998. Prior to joining Printrak, Mr. Yeich held consulting, marketing and sales positions with McKinsey & Company, IBM and GTE. Mr. Yeich received a bachelor's degree from Pennsylvania State University and a master's degree with honors from Harvard Graduate School of Business Administration.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon its review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding 10% or more of the Company's Common Stock were made with respect to the Company's fiscal year ended March 31, 1998.

ITEM 11.    EXECUTIVE COMPENSATION


The following table sets forth compensation earned during the three fiscal years ended March 31, 1996, 1997 and 1998 by the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at March 31, 1998 and whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers").

                             SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                          ANNUAL COMPENSATION    COMPENSATION
                                                         ---------------------   ------------
                                                                                    AWARDS
                                                                                 ------------
                                                                                  SECURITIES
                                                                                  UNDERLYING     ALL OTHER
  NAME AND PRINCIPAL POSITION            YEAR        SALARY ($)      BONUS ($)    OPTIONS (#)     COMP.(1)
-------------------------------          ----        ----------     ----------   -------------   ---------
Richard M. Giles                         1998        374,039        144,250(2)          --             --
  CEO, President and acting CFO          1997        403,077        153,000             --             --
                                         1996        500,000        500,000             --             --

Barry B. White                           1998        150,733(3)      20,156             --        100,000(4)
  Former Vice President

Daniel J. Driscoll                       1998        191,269         55,838(5)     127,000             --
  President of Digital Justice           1997        151,955         53,550             --             --
  Division                               1996        117,986         43,750         56,000             --

John G. Hardy                            1998        179,157         53,918(6)      20,000             --
  President of Products Division         1997        168,819         53,585             --             --
                                         1996        148,706         37,177             --             --

David L. McNeff                          1998        160,888         65,512(7)      75,000             --
  Vice President of Sales                1997        152,877         53,585             --             --
                                         1996        148,706         37,177         48,000             --

----------------
(1) Does not reflect certain personal benefits, which in the aggregate are less than the lower of $50,000 or 10% of each Named Executive Officer's annual salary and bonus.

(2) Includes $91,750 performance bonus paid in fiscal year 1998 related to performance during fiscal year 1997. The remaining bonus amount was based on the executive officer's individual performance during fiscal year 1998.

(3) Includes $14,866 paid by TFP prior to the Company's acquisition of TFP in May 1997.

(4) Mr. White resigned on March 31, 1998 from all positions with the Company. In connection with Mr. White's resignation, Mr. White was paid $100,000 severance.

(5) Includes $26,775 performance bonus paid in fiscal year 1998 related to performance during fiscal year 1997. The remaining bonus amount was based on the executive officer's individual performance during fiscal year 1998.

(6) Includes $26,793 performance bonus paid in fiscal year 1998 related to performance during fiscal year 1997. The remaining bonus amount was based on the executive officer's individual performance during fiscal year 1998.

(7) Includes $26,803 performance bonus paid in fiscal year 1998 related to performance during fiscal year 1997. The remaining bonus amount was based on the executive officer's individual performance during fiscal year 1998.

OPTION MATTERS

    OPTION GRANTS. The following table sets forth certain information concerning grants of options to each of the Company's Named Executive Officers during the fiscal year ended March 31, 1998.

                         OPTION GRANTS IN LAST FISCAL YEAR
                                (INDIVIDUAL GRANTS)

                                                                                                POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF         % OF TOTAL                                          ASSUMED ANNUAL RATES OF STOCK
                          SECURITIES          OPTIONS                                               PRICE APPRECIATION FOR
                          UNDERLYING         GRANTED TO                                                 OPTION TERM(3)
                           OPTIONS         EMPLOYEES IN      EXERCISE PRICE       EXPIRATION   -----------------------------
       NAME               GRANTED (#)     FISCAL YEAR (1)       ($/SHARE)           DATE (2)        5% ($)         10% ($)
--------------------      -----------     ---------------     --------------       ----------   -------------    ------------
Richard M. Giles                 --             --                 --                  --                --             --

Barry B. White                   --             --                 --                  --                --             --

Daniel J. Driscoll           27,000              2.7%              11.63            05/08/07        197,370        500,580
                            100,000             10.1%               9.88            09/10/07         62,100      1,575,000

John G. Hardy                10,000              1.0%              11.63            05/08/07         73,100        185,400
                             10,000              1.0%               9.88            09/10/07          6,210        157,000

David L. McNeff              25,000              2.5%              11.63            05/08/07        182,750        463,500
                             50,000              5.0%               9.88            09/10/07         31,050        787,500

---------------
(1) Options to purchase an aggregate of 993,289 shares of Common Stock were granted to employees, including the Named Executive Officers, during the year ended March 31, 1998.

(2) Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment. These options vest in equal quarterly installments over five years.

(3) Based on fair market value, in accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company's estimate or projection of future Common Stock prices, and no assurance can be given that the rates of annual compound stock appreciation assumed will be achieved.


     OPTION EXERCISES. No options were exercised by any of the Named Executive Officers during the year ended March 31, 1998. The following table sets forth the fiscal year end options values for all options held by the Company's Named Executive Officers. The values for "in the money" options represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of the Company's Common Stock ($8.38 per share).

                        FISCAL YEAR-END OPTION VALUES

                         NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                              AT FISCAL YEAR END (#)          AT FISCAL YEAR END ($)(1)
                         -------------------------------   --------------------------------
      NAME               EXERCISABLE       UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
------------------       -----------       -------------    -----------       -------------
Richard M. Giles                --                 --                --                  --

Barry B. White                  --                 --                --                  --

Daniel J. Driscoll          45,149            145,851        $   48,784             $37,696

John G. Hardy              273,500             16,500        $1,657,800                  --

David L. McNeff             46,450             92,550        $  105,536             $10,944

-------------
(1) On May 26, 1998, the Company repriced an aggregate of 452,000 options held by certain executive officers which had exercise prices greater than $7.50 per share, to $6.94 per share, the fair market value of the Company's Common Stock on the date of repricing. The values stated above do not reflect such repricing.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company entered into an employment agreement with Richard M. Giles, effective July 2, 1996, for a term expiring July 1, 2002, pursuant to which he will serve as Chief Executive Officer and President of the Company. The Employment Agreement provides for a base salary of $350,000 per year, with annual raises to be determined by the Compensation Committee. On April 1, 1997, Mr. Giles base salary was increased to $375,000. Mr. Giles may earn a performance bonus based upon the attainment of certain operating goals of the Company. For fiscal 1998, Mr. Giles' target performance bonus was $150,000. Such performance bonus may be increased or decreased depending on the Company's financial performance in relation to its operating income budget. Mr. Giles is also eligible to participate in incentive compensation and other employee benefit plans established by the Company from time to time. Mr. Giles' employment agreement provides for a severance benefit equal to eighteen months' base salary in the event of termination of his employment by the Company under certain circumstances.

     The Company entered into an employment agreement with Barry B. White, effective May 7, 1997 for a term of two years, pursuant to which he would serve as President of TFP, and as a Vice President and director of the Company. The Employment Agreement provided for a base salary of $150,000 per year, with annual raises to be determined by the Compensation Committee. Mr. White resigned from all positions with the Company and its subsidiaries effective March 31, 1998.

     The Company has agreements with a number of executive officers and several key employees which grant such officers and employees severance benefits upon termination by the Company. Such benefits range in amount from six to twelve months' base salary.

DIRECTORS' FEES

     During fiscal 1998, the Company's outside directors received cash compensation for their services on the Company's Board of Directors. Accordingly, Mr. Smith, Mr. Simonds and Mr. Wong received $19,750, $18,000 and $19,750, respectively, during fiscal year 1998. All directors may be reimbursed for certain expenses incurred for meetings of the Board of Directors which they attended. Mr. Smith received additional compensation of $16,622 for reimbursement of medical insurance costs.

     Pursuant to the Company's 1996 Stock Incentive Plan, each outside director shall receive an initial grant of 10,000 shares, vesting 25% immediately and the remaining 75% over the following three years, plus an annual grant of

2,000 shares on each anniversary of such director's election, vesting 25% immediately and the remaining 75% over the following three years.
Accordingly, in fiscal year 1998, Messrs. Simonds and Wong were each granted options to purchase 2,000 shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of three directors selected by the Board of Directors of the Company. As of March 31, 1998, the members of the Compensation Committee were Charles Smith and Albert C. Wong. Charles Smith served as the Company's Chief Operating Officer from April 1990 until his retirement in August 1996. The functions of the Compensation Committee include advising the Board of Directors on officer and employee compensation. The Board of Directors, based on input from the Compensation Committee establishes the annual compensation rates for the Company's executive officers. The Compensation Committee met four times during the fiscal year ended March 31, 1998.

     The Company has entered into indemnification agreements with its directors, including the members of the Compensation Committee. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report is submitted by the Compensation Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended March 31, 1998.

     The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's executive officers and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The salary and performance bonus of Richard M. Giles, the Company's President and Chief Executive Officer, is determined in accordance with Mr. Giles' Employment Agreement with the Company (see "Employment and Severance Agreements," above). The Compensation Committee met four times during fiscal year 1998.

COMPENSATION POLICIES AND OBJECTIVES

     The Company's executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is highly competitive with other well-managed organizations. The Compensation Committee measures executive performance on an individual and corporate basis.

     There are three components to the Company's executive compensation program, and each is consistent with the stated philosophy as follows:

     - BASE SALARY. Base salaries for executives and other key employees are determined by individual financial and non-financial performance, position in salary range and general economic conditions of the Company. For purposes of administering base pay, all executive positions are evaluated and placed in appropriate salary grades. Salary range midpoint levels are reviewed on an annual basis to ensure competitiveness with a peer group of comparable computer software and systems companies. In recommending salaries for executive officers, the Compensation Committee (i) reviews the historical performance of the executives, and (ii) formally reviews specific information provided by its accountants and other consultants, as necessary, with respect to the competitiveness of salaries paid to the Company's executives.

     - ANNUAL BONUS. Annual bonuses for executives and other key employees are tied directly to the Company's financial performance as well as individual performance. The purpose of annual cash bonuses are to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. When certain objective and subjective performance goals are not met, annual bonuses would be reduced or not paid. The bonuses paid in fiscal year 1998 were solely based upon each individual's performance during the year.

     - LONG-TERM INCENTIVES. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between the management of the Company and its stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of Company share price. Stock options are awarded if the Company and individual goals are achieved or exceeded. The Compensation Committee generally has followed the practice of granting options quarterly on terms which provide that the options become exercisable in cumulative monthly installments over a three to five year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer term growth in share prices important for those receiving options.

FISCAL YEAR 1998 COMPENSATION

     The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 1998 will exceed the $1 million limit per officer. The Company's Executive Stock Option Plan, 1994 Stock Option Plan and 1996 Stock Incentive Plan are structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                   The Compensation Committee of the
                                   Board of Directors
                                   Charles Smith
                                   Albert C. Wong

     NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS FORM 10-K, IN WHOLE OR IN PART, THE FOREGOING REPORT AND THE PERFORMANCE GRAPH ON PAGE 26 SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the Russell 2000 Index and the SIC Code Index (Number 7373 - Computer Integrated Systems Design) for the period that commenced July 2, 1996, the date on which the Company's Common Stock was first registered under the Exchange Act, and ended on March 31, 1998. The Performance Graph is not necessarily an indicator of future price performance. The graph assumes the reinvestment of all dividends.

                      COMPARISON OF CUMULATIVE TOTAL RETURN*
                        AMONG PRINTRAK INTERNATIONAL INC.,
                             THE RUSSELL 2000 INDEX
                             AND THE SIC CODE INDEX

                             [PLOT POINTS FOR GRAPH]

                             07/02/96    09/30/96    12/31/96    03/31/97    06/30/07    09/30/97    12/31/97    03/31/98
PRINTRAK INTERNATIONAL INC    100.00      121.88      106.25      143.75      118.75      145.31      135.94      103.13
SIC CODE INDEX                100.00       97.27       90.17       76.80       93.92      107.72      106.13      131.71
RUSSELL 2000 INDEX            100.00      100.34      105.56      100.10      116.33      133.62      129.14      142.13

                       ASSUMES $100 INVESTED ON JUL. 02, 1998
                           ASSUMES DIVIDEND REINVESTED
                         FISCAL YEAR ENDING MAR. 31, 1998

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Set forth below is certain information as of June 30, 1998 regarding the beneficial ownership of the Company's Common Stock by (i) any person who was known by the Company to own more than five percent (5%) of the voting securities of the Company, (ii) all directors and nominees, (iii) each of the Named Executive Officers identified in the Summary Compensation Table, and
(iv) all current directors and executive officers as a group.

                                                      AMOUNT AND NATURE OF
                                                           BENEFICIAL            PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)                 OWNERSHIP(2)           OF CLASS
-----------------------------------------             --------------------       --------
Richard M. Giles(3)                                        5,967,600              52.8%

Barry B. White(4)                                            732,179               6.5%

John G. Hardy(5)                                             374,375               3.2%

Charles L. Smith(6)                                          369,500               3.3%

Daniel Driscoll(7)                                            56,790               *

David L. McNeff(8)                                            50,506               *

Albert C. Wong(9)                                              7,330               *

All current executive officers and directors as a
    group (8 persons)(10)                                  6,884,955              58.7%

--------------
* less than 1%

(1) Unless otherwise indicated, the business address of such stockholder is c/o Printrak International Inc., 1250 North Tustin Avenue, Anaheim, CA 92807.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 1998, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Includes 81,000 shares owned by the Alexander Giles Education Trust, Richard Giles Trustee and his son as beneficiary; 6,400 shares owned by Richard Giles' son, Alexander Giles; and 76,000 shares owned by The Giles Family Foundation, a California non-profit public benefit corporation, of which Richard Giles shares voting power with his spouse. Mr. Giles disclaims beneficial ownership of the above-mentioned shares. The remaining 5,804,200 shares are held by The Giles Living Trust.

(4)  Mr. White's business address is 213 Michaux Drive, Greenville, SC 29605.

(5) The shares of Common Stock are held by John G. Hardy and Irene P. Hardy, as co-trustees of the John G. Hardy and Irene P. Hardy, Family Trust, July 24, 1996, of which Mr. Hardy has shared voting power. Includes 274,375 shares issuable upon the exercise of an option exercisable within 60 days of June 30, 1998 by Mr. Hardy.

(6) Such shares are held by Charles L. Smith and Janet Smith, as Trustees of the Smith Family Trust, of which Mr. Smith has shared voting power.

(7) Includes 56,790 shares issuable upon the exercise of an option exercisable within 60 days of June 30, 1998.

(8) Includes 50,506 shares issuable upon the exercise of an option exercisable within 60 days of June 30, 1998.

(9) Includes 6,000 shares issuable upon the exercise of an option exercisable within 60 days of June 30, 1998.

(10) Includes an aggregate of 440,649 shares subject to options exercisable within 60 days of June 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended March 31, 1998, the Company's Board of Directors, based upon the recommendations of the Compensation Committee, established the levels of compensation for the Company's executive officers, provided, however, the Company's Chief Executive Officer and President, Richard M. Giles, has an employment agreement with the Company and his compensation is determined in accordance with the terms and conditions of such agreement. As of March 31, 1998, the Compensation Committee consisted of Charles Smith and Albert C. Wong.

     On May 13, 1995, the Company sold its facility located at 1250 North Tustin Avenue, Anaheim, California (the "Property") to RICOL, LLC, a California limited liability company ("RICOL") which is controlled by Richard
M. Giles, the Company's Chairman, President and Chief Executive Officer, for a total purchase price equal to $4,630,000, which was equal to the appraised fair market value of the Property plus $70,000, to cover certain closing costs. Such purchase price was paid to the Company by delivery of cash in the amount of $3,400,000 and a promissory note in the principal amount of $1,230,000 (the "Note"), which Note bore interest at the rate of 10% per annum and principal on which Note was payable at the rate of $38,000 per year until fully paid. Such purchase was financed by RICOL by borrowing $3,400,000 from Union Bank and executing a promissory note in the principal amount of $3,400,000 and a related deed of trust on the Property. Pursuant to a Loan Guaranty dated May 12, 1995, the Company unconditionally guaranteed such obligations of RICOL to Union Bank. Such guarantee was terminated in May 1996. On July 11, 1996, in exchange for partial payment of the Note, the Note was amended and restated to reflect the remaining principal balance of $500,000 (the "Amended Note") and amended the interest rate to be equal to the prime interest rate charged by Union Bank of California. Interest payments were due monthly until the entire principal balance was paid in full. The outstanding principal and accrued interest was due in full on July 11, 2003. In April 1998, the Property was sold to an unaffiliated party, the unpaid principal and interest were paid in full, and the Amended Note was cancelled.

     In connection with the May 1995 real estate transaction, the Company and RICOL entered into a lease for the Property for a term of five years, expiring May 12, 2000, with rent of $58,930 per month. Pursuant to the lease provision which provides for increases based on increases in the Consumer Price Index, not to exceed 6% or be less than 2% during any year of such term, the rent was increased to $60,109 per month beginning on May 12, 1996 and was further increased to $61,311 per month beginning May 12, 1997. On June 5, 1997, the Company, which had not previously paid the scheduled increase for the twelve months ending May 12, 1997, issued a check for $18,014 to cover the additional rent. The Company believes the increased rent is comparable to rents being charged for similar properties at the time of such increase. The Company believes that the transactions described above were on terms as favorable to the Company as they would have been if they had been with unrelated third parties. In connection with the sale of the Property in April 1998, the Company entered into a new lease for a term of six years, expiring April 30, 2004, with rent of $58,088 per month.

     From time to time, the Company has made loans to Mr. Giles, which have been evidenced by promissory notes. During fiscal 1997, the principal amount outstanding equaled $50,000. During fiscal 1996, the principal amount outstanding under such loans ranged from $23,000 to $147,000, and all of such loans had been repaid as of March 31, 1996. In February 1996, the Company loaned $150,000 to Mr. Giles. Such loan was collateralized by a pledge of 150,000 of the shares of the Company's common stock owned by Mr. Giles, bore interest at 5.5%, and principal and interest were due as of March 1, 1998. The principal amount along with accrued interest was repaid during fiscal year 1997. No loans were outstanding during fiscal year 1998.

     In February 1996, the Company loaned to John G. Hardy, President of Products Division, the sum of $310,000 to enable Mr. Hardy to exercise 120,000 options to purchase shares of the Company's Common Stock which were held by Mr. Hardy and to pay certain tax obligations resulting from the exercise of such options. Such loan bears interest at the rate of 5.5% per annum, and principal and accrued interest on such loan were originally due on March 1, 1998. However, on March 1, 1998, the Company entered into a written agreement to extend the repayment date to March 1, 2000.

     In connection with the acquisition of TFP, the Company's consolidated liabilities reflect an obligation to make lease payments under that certain Lease Agreement dated July 23, 1996 and entered into between TFP and Barry B.

White, the then current President of TFP who later became a director and officer of Printrak. Mr. White resigned from all positions of the Company and its subsidiaries effective March 31, 1998. A Lease Amendment was executed in November 1997, providing among other things, (i) an increase in the monthly rental payment from $5,750 to $16,667 per month, and (ii) permitting for the termination of the lease upon 180 days notice, but in no event shall the termination occur prior to August 7, 1998. The Company provided written notice of its intention to terminate the lease effective August 7, 1998.

     Any future transactions between the Company and its officers, directors or affiliates will either be on terms no less favorable to the Company than could be obtained from third parties, will be subject to approval by a majority of the Company's outside directors or will be consistent with policies approved by a majority of such outside directors.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements:

          See Index to Financial Statements and Schedule on page F-1

     2.   Financial Statement Schedule:

          See Index to Financial Statements and Schedule on page F-1.

     3. Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Form 10K:

          2.1 Agreement and Plan of Reorganization and Merger, dated as of April 7, 1997, between the Company, TFP Acquisition Corp., and TFP Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on April 17, 1997)

          2.2 Agreement and Plan of Reorganization and Merger, dated as of August 29, 1997, between the Company, SunRise Acq. Corp., SunRise Imaging and the principal shareholders of SunRise Imaging (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on September 24, 1997)

          3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

          3.2 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 28, 1996, File No. 333-4610)

          3.3 Bylaws of the Company, as currently in effect (Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 1997)

          4.1  Form of Common Stock Certificate (Incorporated by reference to
               Exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 28, 1996, File No. 333-4610)

          10.1 * Printrak International Inc. Executive Stock Option Plan (the "Executive Plan"), as amended (Incorporated by reference to
               Exhibit 10.1 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.2 * Form of Nonqualified Stock Option Agreement pertaining to the Executive Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.3 * Printrak International Inc. 1994 Stock Option Plan (the "1994 Plan")(Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.4 * Form of Nonqualified Stock Option Agreement pertaining to the 1994 Plan (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.5 * First Amended and Restated Printrak International Inc. 1996 Stock Incentive Plan (the "1996 Plan") (Incorporated by reference to Exhibit
          4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on February 27, 1998, File
          No. 333-47009)

   10.6 * Form of Stock Option Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.7 * Form of Restricted Stock Purchase Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.8 * First Amended and Restated Printrak International Inc. Employee Stock Purchase Plan - 1996 (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on October 10, 1997, File No. 333-38275)

   10.9 * Printrak International Inc. Voluntary Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.10 * Employment Agreement dated May 1, 1996 between the Company and Richard M. Giles (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.11 Promissory Note dated March 1, 1996 by Richard M. Giles, in favor of the Company (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.12 Stock Pledge Agreement dated March 1, 1996 between the Company and Richard M. Giles (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.13 Promissory Note dated March 1, 1996 by John G. Hardy in favor of the Company (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.14 Stock Pledge Agreement dated March 1, 1996 between the Company and John G. Hardy (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.15 * Form of Severance Agreement between the Company and its executive officers (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.16 Form of Indemnification Agreement for Officers and Directors of the Company (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.17 Purchase and Sale Agreement dated May 12, 1995 between the Company and RICOL, LLC (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.18 Promissory Note of RICOL, LLC, dated May 12, 1995 in favor of the Company (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.19 Deed of Trust dated May 12, 1995 by RICOL, LLC in favor of the Company, as beneficiary (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)

   10.20 Commercial Lease dated May 13, 1995 between the Company and RICOL, LLC (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, file No. 333-4610)

   10.21 First Amendment to Lease dated April 1, 1998 between the Company and Kilroy Realty, L.P.

   10.22 Loan Agreement between the Company and Union Bank dated August 12, 1996 (Incorporated by reference to Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996, as filed with the Securities and Exchange Commission on November 13, 1996)

   10.23 Promissory Note between the Company and Union Bank of California dated January 30, 1997 (Incorporated by reference to Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1996, as filed with the Securities and Exchange Commission on February 13, 1997)

   10.24 * TFP Stock Option Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on October 20, 1997, File No. 333-38277)

   10.25 * Employment and Non-Competition Agreement between the Company and Barry B. White, dated as of May 7, 1997 (Incorporated by reference to
          Exhibit 99.1 of Barry B. White's Schedule 13-D as filed with the Securities and Exchange Commission on May 16, 1997)

   10.26 * Nonqualified Stock Option Agreement between the Company and Alfred Castleman, dated as of December 5, 1997 (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement as filed with the Securities and Exchange Commission on February 27, 1998, File No. 333-47009)


21     Significant Subsidiaries of the Company

   23.1 Consent of Independent Auditors, Deloitte & Touche LLP, dated July 13, 1998
                                         -31-

   27     Financial Data Schedule

     ---------------

     * These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 14(a) of Form 10-K


(b)  Reports on Form 8-K

     The Registrant filed a Form 8-K on January 9, 1998 to announce its plans to integrate the operations of SunRise Imaging, Inc. into the Registrant's principal operations in Anaheim, California.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Anaheim, State of California, on July 13, 1998.

                                   PRINTRAK INTERNATIONAL INC.



                                   /s/ RICHARD M. GILES
                                   --------------------------------------------
                                   Richard M. Giles, Chairman of the Board,
                                   Chief Executive Officer, acting Chief
                                   Financial Officer and President


     Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          SIGNATURE                                TITLE                                          DATE
-------------------------------   ------------------------------------------------   -------------------------------



/s/ RICHARD M. GILES
--------------------------------   Chairman of the Board, Chief Executive                July 13, 1998
Richard M. Giles                   Officer, acting Chief Financial Officer
                                   and President (Principal Executive Officer
                                   and Principal Financial Officer)

/s/ JOHN G. HARDY
--------------------------------  President of Products Division and Director            July 13, 1998
John G. Hardy


/s/ DANIEL J. DRISCOLL
--------------------------------  President of Digital Justice Division and Director     July 13, 1998
Daniel J. Driscoll



/s/ CHARLES L. SMITH
-------------------------------   Director                                               July 13, 1998
Charles L. Smith



/s/ ALBERT WONG
-------------------------------   Director                                               July 13, 1998
Albert Wong

             PRINTRAK INTERNATIONAL INC.

            INDEX TO FINANCIAL STATEMENTS


                                                        PAGE
                                                        ----
Independent Auditors' Report . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets  . . . . . . . . . . . . . . F-3
Consolidated Statements of Operations  . . . . . . . . . F-4
Consolidated Statements of Stockholders' Equity  . . . . F-5
Consolidated Statements of Cash Flows. . . . . . . . . . F-6
Notes to Consolidated Financial Statements . . . . . . . F-8


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Printrak International Inc.:

     We have audited the accompanying consolidated balance sheets of Printrak International Inc. and subsidiaries (the Company) as of March 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Printrak International Inc. and subsidiaries as of March 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


June 19, 1998 (except as to the last paragraph of Note 9 for which the date is July 7, 1998)
Costa Mesa, California

                            PRINTRAK INTERNATIONAL INC.
                            CONSOLIDATED BALANCE SHEETS
                           AS OF MARCH 31, 1997 AND 1998


                                                                    1997          1998
                                                                -------------  -----------
                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . .    $ 3,832,000    $ 3,763,000
Short-term investments . . . . . . . . . . . . . . . . . . .      4,599,000      1,101,000
Accounts receivable, net, (Notes 4 and 5). . . . . . . . . .     23,539,000     28,129,000
Inventories, net (Note 6). . . . . . . . . . . . . . . . . .      5,174,000      8,229,000
Prepaid expenses and other current assets. . . . . . . . . .        518,000      2,413,000
Deferred income taxes (Note 10). . . . . . . . . . . . . . .      1,058,000      1,763,000
                                                                -------------  -----------
  Total current assets . . . . . . . . . . . . . . . . . . .     38,720,000     45,398,000
NOTES RECEIVABLE FROM RELATED PARTIES (Note 14). . . . . . .        543,000        558,000
PROPERTY AND EQUIPMENT, net (Notes 7 and 9). . . . . . . . .      5,570,000      5,086,000
DEFERRED INCOME TAXES (Note 10). . . . . . . . . . . . . . .      2,867,000      2,243,000
OTHER LONG-TERM ASSETS . . . . . . . . . . . . . . . . . . .      1,858,000      2,475,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net (Note 2) . . . . .                     2,835,000
                                                                -------------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .    $49,558,000    $58,595,000
                                                                -------------  -----------
                                                                -------------  -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . .    $ 4,431,000    $ 6,538,000
Accrued wages and employee benefits. . . . . . . . . . . . .      1,807,000      3,178,000
Other accrued liabilities (Note 8) . . . . . . . . . . . . .      2,843,000      7,194,000
Current portion of long-term debt (Notes 9 and 11) . . . . .        247,000      1,056,000
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .      3,919,000      8,640,000
Income taxes payable (Note 10) . . . . . . . . . . . . . . .        631,000        477,000
                                                                -------------  -----------
     Total current liabilities . . . . . . . . . . . . . . .     13,878,000     27,083,000
LONG-TERM DEBT, less current portion (Notes 9 and 11). . . .      1,524,000     10,960,000
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . .        159,000
                                                                -------------  -----------
     Total liabilities . . . . . . . . . . . . . . . . . . .     15,561,000     38,043,000
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY (Note 12):
Preferred stock, $0.0001 par value; 5,000,000 shares
  authorized; no shares outstanding. . . . . . . . . . . . .
Common stock, $0.0001 par value; 20,000,000 shares
  authorized; 11,075,202 (1997) and 11,269,203 (1998)
  shares issued and outstanding . . . . . . . . . . . . . .           1,000          1,000
Additional paid-in capital . . . . . . . . . . . . . . . . .     16,756,000     17,850,000
Retained earnings. . . . . . . . . . . . . . . . . . . . . .     17,542,000      3,052,000
Note receivable from stockholder (Note 14) . . . . . . . . .       (300,000)      (300,000)
Unrealized gain on short-term investments. . . . . . . . . .         46,000         11,000
Cumulative foreign exchange translation adjustments. . . . .       ( 48,000)       (62,000)
                                                                -------------  -----------
     Total stockholders' equity. . . . . . . . . . . . . . .     33,997,000     20,552,000
                                                                -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .    $49,558,000    $58,595,000
                                                                -------------  -----------
                                                                -------------  -----------

          See accompanying notes to consolidated financial statements

                            PRINTRAK INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                    1996           1997           1998
                                                                ------------   ------------   ------------
REVENUES (Note 5):
System . . . . . . . . . . . . . . . . . . . . . . . . . . .    $41,400,000    $54,728,000    $58,742,000
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .     10,667,000     10,855,000     13,134,000
                                                                ------------   ------------   ------------
  Total revenues . . . . . . . . . . . . . . . . . . . . . .     52,067,000     65,583,000     71,876,000
COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,088,000     28,111,000     36,535,000
Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .      5,694,000      6,032,000      9,317,000
                                                                ------------   ------------   ------------
  Total cost of revenues . . . . . . . . . . . . . . . . . .     29,782,000     34,143,000     45,852,000
                                                                ------------   ------------   ------------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . .     22,285,000     31,440,000     26,024,000
OPERATING EXPENSES:
Research, development and engineering. . . . . . . . . . . .      9,274,000     10,859,000     11,002,000
Selling, general and administrative. . . . . . . . . . . . .     12,283,000     13,861,000     21,841,000
In-process research and development. . . . . . . . . . . . .                                    5,900,000
Merger expenses (Note 3) . . . . . . . . . . . . . . . . . .                                      874,000
Restructuring charges (Note 16). . . . . . . . . . . . . . .                                      987,000
                                                                ------------   ------------   ------------
  Total operating expenses . . . . . . . . . . . . . . . . .     21,557,000     24,720,000     40,604,000
                                                                ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . . . . .        728,000      6,720,000    (14,580,000)
OTHER INCOME (EXPENSE):
Amortization of deferred credit (Note 2) . . . . . . . . . .      1,207,000
Foreign currency gain (loss) . . . . . . . . . . . . . . . .         67,000      (144,000)       (136,000)
Interest expense . . . . . . . . . . . . . . . . . . . . . .      (426,000)      (450,000)       (467,000)
Interest income. . . . . . . . . . . . . . . . . . . . . . .                      364,000         629,000
Other income . . . . . . . . . . . . . . . . . . . . . . . .                      283,000         159,000
                                                                ------------   ------------   ------------
  Total other income, net. . . . . . . . . . . . . . . . . .        848,000         53,000        185,000
                                                                ------------   ------------   ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES. . . . . . .      1,576,000      6,773,000    (14,395,000)
PROVISION FOR INCOME TAXES (Note 10). . . . . . . . . . . . .       386,000      2,141,000         95,000
                                                                ------------   ------------   ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .    $ 1,190,000    $ 4,632,000    (14,490,000)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------
NET INCOME (LOSS) PER COMMON SHARE:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.14    $      0.44    $     (1.30)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.13    $      0.42    $     (1.30)
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .      8,620,000     10,425,000     11,151,000
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .      9,085,000     10,963,000     11,151,000
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

              See accompanying notes to consolidated financial statements.

                              PRINTRAK INTERNATIONAL INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                                                                                                          CUMULATIVE
                                 COMMON STOCK                                   NOTE     UNREALIZED GAIN   FOREIGN
                              -----------------    ADDITIONAL                RECEIVABLE        ON          EXCHANGE       TOTAL
                               NUMBER     PAR       PAID-IN      RETAINED       FROM       SHORT-TERM    TRANSLATION  STOCKHOLDERS'
                             OF SHARES   VALUE      CAPITAL      EARNINGS    STOCKHOLDER   INVESTMENTS    ADJUSTMENT     EQUITY
                            ----------   ------    ---------   -----------  ------------  ------------   -----------  -------------
BALANCE, April 1, 1995      8,213,514    $1,000      $83,031  $11,771,000    $            $                 $76,000   $11,931,031
Exercise of common stock
  options and receipt of
  note receivable from
  stockholder                 123,200                308,000                  (300,000)                                     8,000
Issuance of Common Stock      385,980                909,969                                                              909,969

Unrealized gain on short
  term investments                                                                            41,000                       41,000
Foreign currency
translation adjustment                                                                                      (39,000)      (39,000)
Net income                                                      1,190,000                                               1,190,000
                            ----------   ------    ---------   -----------  ------------  ------------   -----------  -------------

BALANCE, March 31, 1996     8,722,694     1,000    1,301,000   12,961,000     (300,000)       41,000         37,000    14,041,000
Exercise of common stock
  options                     151,944                432,000                                                              432,000
Issuance of common stock
  under employee stock
  purchase plan                79,564                541,000                                                              541,000
Issuance of common stock
  in initial public
  offering                  2,121,000             14,432,000                                                           14,432,000
Unrealized gain on short
  term investments                                                                             5,000                        5,000
Foreign currency
  translation adjustment                                                                                    (85,000)      (85,000)
Accretion of TFP
  Preferred Stock Prior to
  Merger                                              50,000      (50,000)
Other                                                              (1,000)                                                 (1,000)
Net income                                                      4,632,000                                               4,632,000
                            ----------   ------    ---------   -----------  ------------  ------------   -----------  -------------
BALANCE, March 31, 1997    11,075,202     1,000   16,756,000   17,542,000     (300,000)       46,000        (48,000)   33,997,000

Exercise of common stock
  options                     110,704                385,000                                                              385,000
Issuance of common stock
  under employee stock
  purchase plan                83,297                601,000                                                              601,000
Issuance of warrants in
  exchange for services                              108,000                                                              108,000
Unrealized loss on short
  term investments                                                                           (35,000)                     (35,000)
Foreign currency
  translation adjustment                                                                                    (14,000)      (14,000)
 Net loss                                                     (14,490,000)                                            (14,490,000)
                           -----------   ------   ----------  ------------  ------------  ------------   -----------  -------------
BALANCE, March 31, 1998    11,269,203    $1,000  $17,850,000   $3,052,000    $(300,000)       $11,000       $(62,000)  $20,552,000
                           -----------   ------   ----------   -----------  ------------  ------------   -----------  -------------
                           -----------   ------   ----------   -----------  ------------  ------------   -----------  -------------


        See accompanying notes to consolidated financial statements.

                            PRINTRAK INTERNATIONAL INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998


                                                                    1996           1997          1998
                                                                ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . .     $1,190,000     $4,632,000  $(14,490,000)
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . .        4,087,000      2,659,000      3,631,000
    Loss on disposal of assets . . . . . . . . . . . . . .                                        845,000
    In process research and development. . . . . . . . . .                                      5,900,000
    Amortization of deferred credit. . . . . . . . . . . .       (1,207,000)
    Deferred taxes . . . . . . . . . . . . . . . . . . . .          136,000      1,008,000
    Changes in operating assets and liabilities, net of the
     effect of acquisitions:
      Accounts receivable, net. . . . . . . . . . . . . . . .    (4,874,000)   (11,824,000)    (1,028,000)
      Inventories, net. . . . . . . . . . . . . . . . . . . .    (2,463,000)       601,000     (1,859,000)
      Prepaid expenses and other assets . . . . . . . . . . .        57,000     (1,725,000)    (1,942,000)
      Accounts payable. . . . . . . . . . . . . . . . . . . .     2,512,000       (852,000)       440,000
      Accrued liabilities . . . . . . . . . . . . . . . . . .       978,000      1,061,000      5,071,000
      Deferred revenue. . . . . . . . . . . . . . . . . . . .     1,693,000       (899,000)     1,440,000
      Income taxes payable. . . . . . . . . . . . . . . . . .        58,000        397,000       (253,000)
      Other . . . . . . . . . . . . . . . . . . . . . . . . .        40,000       (254,000)    (1,309,000)
                                                                ------------   ------------  ------------
         Net cash provided by (used in) operating activities      2,207,000     (5,196,000)    (3,554,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . .     (2,580,000)    (1,459,000)    (1,517,000)
Cash paid for acquisitions, net of cash acquired . . . . . .                                   (9,609,000)
Proceeds from sale of land and building, net . . . . . . . .      3,330,000
Sale and maturities of short term investments. . . . . . . .                                    3,463,000
Purchases of short-term investments. . . . . . . . . . . . .                    (4,235,000)
Notes receivable from related parties. . . . . . . . . . . .       (219,000)       888,000        (15,000)
                                                                ------------   ------------  ------------
      Net cash provided by (used in) financing activities. .        531,000     (4,806,000)    (7,678,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt . . . . . . . . . . . . . . . .      3,607,000      6,116,000     46,176,000
Principal payments on long-term debt . . . . . . . . . . . .     (4,681,000)   (10,878,000)   (35,979,000)
Net proceeds from issuance of redeemable preferred stock . .        690,000
Proceeds from common stock issuances . . . . . . . . . . . .          8,000     15,405,000        986,000
                                                                ------------   ------------  ------------
      Net cash (used in) provided by financing activities. .       (376,000)    10,643,000     11,183,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH BALANCES. . . . . .         (50,000)       (70,000)       (20,000)
                                                                ------------   ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .       2,312,000        571,000        (69,000)
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . .         949,000      3,261,000      3,832,000
                                                                ------------   ------------  ------------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . .      $3,261,000     $3,832,000     $3,763,000
                                                                ------------   ------------  ------------
                                                                ------------   ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:

  Interest. . . . . . . . . . . . . . . . . . . . . . . . .        $565,000       $450,000       $470,000
                                                                ------------   ------------  ------------
                                                                ------------   ------------  ------------
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .         $96,000       $833,000       $828,000
                                                                ------------   ------------  ------------
                                                                ------------   ------------  ------------

NONCASH TRANSACTIONS:

For the years ended March 31, 1997 and 1998, the Company entered into capital lease agreements for equipment amounting to $551,000 and $65,000, respectively.

During the year ended March 31, 1998, the Company issued 20,000 warrants in exchange for services received from a vendor valued at $108,000.

During the years ended March 31, 1997 and 1998, the Company capitalized $3,391,000 and $1,104,000, respectively, of equipment and materials, previously classified as inventory, into fixed assets.

During the year ended March 31, 1996, the Company received a note for $1,230,000 from a related party in conjunction with the sale of land and a building, and received a note of $300,000 from an officer for the exercise of stock options (Note 13).


Detail of businesses acquired in purchase transactions:

          Purchased in-process research and development . .      $ 5,900,000
          Fair value of assets acquired . . . . . . . . . .       10,645,000
          Liabilities assumed . . . . . . . . . . . . . . .       (6,936,000)
                                                                 -----------
          Cash paid for acquisitions, net of cash acquired       $ 9,609,000
                                                                 -----------
                                                                 -----------


            See accompanying notes to consolidated financial statements.

                              PRINTRAK INTERNATIONAL INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

1.   DESCRIPTION OF THE BUSINESS

     Printrak International Inc. ("the Company") is a worldwide supplier of integrated identification and information systems used primarily in criminal justice and public safety applications, as well as in emerging applications in civil markets such as welfare and immigration control. The Company provides networked fingerprint, photo imaging, computer-aided dispatch and automated records management systems, as well as digital scanning devices. The Company's integrated systems serve approximately 700 national, state, county and municipal agencies in 36 countries.

     The Company primarily markets its products to national, regional and local law enforcement agencies around the world. The Company's prospective customers are subject to public agency contract requirements which vary from jurisdiction to jurisdiction. Public agency contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Printrak International Inc. and its wholly-owned subsidiaries, SunRise Imaging, TFP Inc. and TFP GmbH, Printrak Australia Pty. and Printrak Limited. All significant intercompany balances and transactions have been eliminated.

     REVENUE RECOGNITION--Revenue is recognized for system sales with insignificant customer obligations when the system is shipped. The Company records an accrual for any remaining obligations which typically consist of installation and warranty costs. The Company's policy is to defer recognition of revenue if significant uncertainties exist with regard to customer acceptance until such uncertainties become insignificant. Certain of the Company's system sales are considered long-term contracts due to a significant amount of custom modification to the basic system or to extended delivery terms. Under these types of contracts, the Company recognizes revenue under the percentage of completion method principally based on units of delivery. The Company's Boulder Division recognizes revenue on a percentage of completion basis, consistent with the achievement of contractual milestones. These contracts dictate percentage of completion accounting due to a higher content of customized software services. For all of the Company's divisions, if a loss on a contract becomes known, the entire amount of the estimated loss on the contract is accrued. Revenue for file conversions is recognized as such services are performed. Revenue for maintenance service contracts is recognized on a monthly basis ratably over the period of the contract. Cash payments for systems sales or maintenance received in advance of revenue recognition are accounted for as deferred revenue.

     The American Institute of Certified Public Accountants recently issued Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2") which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly, the Company will recognize revenue in accordance with SOP 97-2 beginning April 1, 1998. The impact of SOP 97-2 will be dependent on the nature and timing of specific contracts entered into by the Company, but will likely result in delays in the recognition of revenue on some contracts.

     FOREIGN CURRENCY--The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative foreign currency translation adjustments account in stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

     CASH EQUIVALENTS--Cash equivalents are deemed to be highly-liquid investments with an original maturity of three months or less.

     SHORT-TERM INVESTMENTS--The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses, if any, are included as a component of stockholders' equity until realized. At March 31, 1997 and 1998, short-term investments consist of common stock based mutual funds which have been categorized as available for sale and, as a result, are stated at fair value.

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

     LONG LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 1998.


     GOODWILL AND OTHER INTANGIBLES-- Goodwill represents the excess purchase cost over the net assets acquired and is amortized over 10 years using the straight-line method. Other intangible assets include acquired workforce value and acquired technology which are being amortized using the straight-line methods over 36 and 42 months, respectively. Accumulated amortization on goodwill and other intangible assets amounted to $542,000 as of March 31, 1998. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS 121.

     DEFERRED CREDIT--The deferred credit (negative goodwill) relates to the excess of the fair market value of current assets acquired and liabilities assumed over the purchase price of the Company in 1991 and was amortized on a straight-line basis over five years. This credit was fully amortized in March 1996.

     INCOME TAXES-- The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES which provides that deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities (temporary differences) and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     SOFTWARE DEVELOPMENT COSTS--Development costs incurred in the research, development and engineering of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. For the years ended March 31, 1996, 1997 and 1998 software development was substantially completed concurrent with the establishment of technological feasibility due to the nature of the development effort and, accordingly, no costs were capitalized. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED.

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

     RESEARCH, DEVELOPMENT AND ENGINEERING--Research, development and engineering costs are expensed as incurred. Research, development and engineering includes costs for the development of new products and prototype units. The Company also incurs engineering costs associated with modifications to its system, testing of such systems and the integration of equipment to comply with customer requirements. Management believes that system modifications can generally be utilized by other customers and accordingly, has combined such costs with research, development and engineering. Any customized modification for a customer contract is charged to cost of sales as management believes these costs are specific to a customer's workflow requirements.

     ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (Note 12).

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

     NET INCOME (LOSS) PER SHARE--In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). This statement is effective for periods ending after December 15, 1997 and requires restatement of all prior periods. The Statement redefines earnings per share ("EPS") under generally accepted accounting principles, making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully diluted" EPS under APB Opinion
No. 15.

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

     The Company has adopted the provisions of SFAS No. 128 in the accompanying consolidated financial statements and has restated prior periods to reflect the adoption of SFAS No. 128. Common stock equivalents are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive.

     The number of shares used in computing EPS is as follows for the year ended March 31:

                                                             1996         1997       1998
                                                           ---------   ---------   ----------
   Weighted average shares outstanding - basic             8,620,000   10,425,000  11,151,000
   Common stock equivalents                                  465,000      538,000
                                                           ---------   ---------   ----------
   Weighted average shares outstanding - diluted           9,085,000   10,963,000  11,151,000
                                                           ---------   ---------   ----------
                                                           ---------   ---------   ----------

     RECENT ACCOUNTING PRONOUNCEMENTS--Additionally, during 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These pronouncements are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of these pronouncements on its financial statements.

     RECLASSIFICATIONS--Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the March 31, 1998 presentation.

3.   ACQUISITIONS

     On May 7, 1997, the Company acquired all of the issued and outstanding capital stock of TFP, Inc. (TFP), a South Carolina corporation, in accordance with the terms and conditions of the Agreement and Plan of Reorganization and Merger dated as of April 7, 1997, by and among Printrak, TFP Acquisition Corp., a South Carolina corporation and wholly-owned subsidiary of Printrak, and TFP. Pursuant to the Merger Agreement, TFP became a wholly-owned subsidiary of Printrak and the outstanding shares and outstanding warrants to purchase shares of TFP common stock and Series A preferred stock were converted into an aggregate of 1,399,494 shares of Printrak common stock. Additionally, all the outstanding options to purchase shares of TFP common stock were converted into options to purchase 116,496 shares of Printrak common stock. The terms of the Merger Agreement were the result of arm's length negotiations among the parties. The transaction was accounted for under the pooling of interests method of accounting.

     The following table shows the separate historical results of the Company and TFP for the years ended March 31, 1996 and 1997.

                                                        YEAR ENDED MARCH 31,
                                                     ------------------------
                                                       1996               1997
                                                     ----------       ----------
                                                           (in thousands)
               Revenues
                    Printrak . . . . . . . . . . .    $45,717           $58,865
                    TFP. . . . . . . . . . . . . .      6,350             6,718
                                                     ----------       ----------
                         Total                        $52,067           $65,583
                                                     ----------       ----------
                                                     ----------       ----------

               Net income (loss)
                    Printrak . . . . . . . . . . .    $ 1,836           $ 4,428
                    TFP. . . . . . . . . . . . . .       (646)              204
                                                     ----------       ----------
                         Total                        $ 1,190           $ 4,632
                                                     ----------       ----------
                                                     ----------       ----------

     Merger expenses incurred to consummate the TFP transaction totaled $874,000, consisting of investment banking fees, accounting fees, legal fees, financial printing fees, stock transfer fees and certain other transaction costs, all of which are included in the accompanying consolidated statement of operations for the year ended March 31, 1998.

     On July 21, 1997, the Company acquired a business unit of SCC Communications Corp. ("SCC") located in Boulder, Colorado, in a transaction accounted for under the purchase method of accounting. As a result of the acquisition, the business unit operates as a division of the Company (the Boulder Division) and its operating results have been included in the Company's consolidated statement of operations from the date of acquisition. The Boulder Division provides computer-aided dispatch systems and records management systems for law enforcement, fire and emergency medical services agencies. The total purchase price for the transaction was $697,000, which was allocated to $4,253,000 of acquired identified assets, $1,966,000 of goodwill, and ($5,522,000) of assumed liabilities. The pro forma impact of the SCC acquisition in fiscal 1997 and 1998 was not significant.

     On September 9, 1997, the Company acquired the outstanding shares of SunRise Imaging ("SunRise"), a California corporation, in a transaction accounted for under the purchase method of accounting. As a result of the acquisition, SunRise became a wholly owned subsidiary of the Company and its operating results have been included in the Company's consolidated statement of operations from the date of acquisition. SunRise develops and manufactures automated systems which digitize microfilm and microfiche records. The total purchase price for the transaction was $10,175,000, which was allocated to $5,002,000 of acquired identified assets, $5,900,000 of acquired in-process research and development, $687,000 of goodwill, and ($1,414,000) of assumed liabilities. As of the acquisition date, the technological feasibility of the acquired in-process research and development had not been established and, accordingly, the allocated value was charged to operations during the year ended March 31, 1998. The consolidated results of operations on a pro forma basis as though the SunRise acquisition had been consummated on April 1, 1996 and 1997 are as follows:

                                                      YEAR ENDED MARCH 31,
                                              ------------------------------------
                                                    1997               1998
                                              ---------------     ----------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Total revenues ........................        $  63,123        $  77,871
    Net income (loss) .....................        $   5,530        $  (3,755)
    Net income (loss) per common share
       Basic ..............................        $     .53        $    (.34)
       Diluted ............................        $     .50        $    (.34)

     The pro forma information is not necessarily indicative of the results of operations that would have occurred nor of future results of the combined enterprise.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at March 31:

                                                  1997           1998
                                              ------------   ------------
    Billed receivables .....................  $ 15,495,000   $ 18,641,000
    Unbilled receivables ...................     8,337,000     10,840,000
                                              ------------   ------------
                                                23,832,000     29,481,000
    Less allowance for doubtful accounts ...      (293,000)    (1,352,000)
                                              ------------   ------------
                                              $ 23,539,000   $ 28,129,000
                                              ------------   ------------
                                              ------------   ------------

     Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

5.   CONCENTRATIONS OF REVENUE AND CREDIT RISK

     MAJOR CUSTOMERS The Company's revenues are generated from credit sales to customers primarily in the public safety market. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses and generally does not require collateral. The Company's ten largest customers represented 32% of total revenues in fiscal 1998. Because of this, the Company has a large proportion of its receivables outstanding with these customers. Accounts receivable from the Company's ten largest customers were $11,504,000 as of March 31, 1998.

     Major customers have varied from year to year but a significant portion of the Company's revenue has historically consisted of large orders from a limited number of customers. Sales to individual customers amounting to more than 10% of total revenues were $8,300,000 in fiscal 1996, and $9,040,000 and $6,863,000 in fiscal 1997. No customers exceeded more than 10% of total revenues in fiscal year 1998. Given the significant amount of revenues derived from such customers in any given year, the uncollectibility of related receivables or a decrease in the number of large orders received could have a material adverse effect on the Company's financial condition and results of operations.

     INTERNATIONAL SALES--A substantial portion of the Company's total revenues are derived from international sales. International sales as a percent of the Company's total revenues are summarized as follows:

                                         YEAR ENDED MARCH 31,
                                ------------------------------------
   GEOGRAPHIC AREA               1996           1997           1998
-----------------------         ------         ------         ------
Europe. . . . . . . . .          24.2%          10.8%          11.9%
Canada. . . . . . . . .           7.6           18.8            1.5
Latin America . . . . .                                         5.2
Other International . .           1.5            1.3            5.8
                                -------        -------        -------
                                 33.3%          30.9%          24.4%
                                -------        -------        -------
                                -------        -------        -------

     International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, greater working capital requirements, political and economic instability, and potentially limited intellectual property protection.

6.   INVENTORIES

     Inventories consist of the following at March 31:

                                                                      1997          1998
                                                                   ----------    -----------
     Raw materials . . . . . . . . . . . . . . . . . . . . . . .   $3,827,000    $ 4,979,000
     Work in process . . . . . . . . . . . . . . . . . . . . . .    1,758,000      4,657,000
     Finished goods. . . . . . . . . . . . . . . . . . . . . . .       36,000
                                                                   ----------    -----------
                                                                    5,621,000      9,636,000
     Less allowance for excess and obsolete inventories  . . . .     (447,000)    (1,407,000)
                                                                   ----------    -----------
                                                                   $5,174,000    $ 8,229,000
                                                                   ----------    -----------
                                                                   ----------    -----------

7.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31:

                                                             1997           1998
                                                         -----------    -----------
     Building and improvements . . . . . . . . . . .     $    97,000    $   365,000
     Computer equipment. . . . . . . . . . . . . . .       7,944,000      8,616,000
     Purchased software. . . . . . . . . . . . . . .         735,000        697,000
     Other equipment and furniture . . . . . . . . .         551,000      1,436,000
                                                         -----------    -----------
                                                           9,327,000     11,114,000
     Less accumulated depreciation and amortization . .   (3,757,000)    (6,028,000)
                                                         -----------    -----------
                                                         $ 5,570,000    $ 5,086,000
                                                         -----------    -----------
                                                         -----------    -----------

     Assets under capital lease were $1,019,000 and $968,000 as of March 31, 1997 and 1998, respectively. Accumulated amortization on such leased equipment amounted to $497,000 and $466,000, respectively (Note 11).

8.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following at March 31:

                                                          1997           1998
                                                       ----------     ----------
     Warranty and estimated costs to complete
       system installations. . . . . . . . . . . . .   $1,238,000     $4,776,000
     Sales and foreign taxes . . . . . . . . . . . .      532,000        804,000
     Professional fees . . . . . . . . . . . . . . .      208,000        145,000
     Insurance . . . . . . . . . . . . . . . . . . .      266,000         38,000
     Restructuring . . . . . . . . . . . . . . . . .                     618,000
     Other . . . . . . . . . . . . . . . . . . . . .      599,000        813,000
                                                       ----------     ----------
                                                       $2,843,000     $7,194,000
                                                       ----------     ----------
                                                       ----------     ----------

9.   LONG-TERM DEBT

     Long-term debt consists of the following at March 31:

                                                            1997             1998
                                                        -------------    -------------
     Revolving line of credit with bank,
     collateralized by substantially all assets
     of the Company, interest payable monthly
     at the bank's reference rate or the bank's
     LIBOR rate, plus 1.75%.  The revolving line
     has two borrowing lines.
           $15 million Working Capital Line . . . . .   $ 1,000,000     $  7,488,000
           $5 million Acquisition Line  . . . . . . .                      4,000,000

     Obligations under capital leases (Note 11) . . .       771,000          528,000
                                                        -----------     ------------
                                                          1,771,000       12,016,000
     Less current portion of long-term debt . . . . .      (247,000)      (1,056,000)
                                                        -----------     ------------
                                                        $ 1,524,000     $ 10,960,000
                                                        -----------     ------------
                                                        -----------     ------------

     The bank's reference rate and LIBOR rate at March 31, 1998 were 8.5% and 5.8%, respectively.

     Annual debt principal repayments are as follows:

       Year ending March 31:
          1999 . . . . . . . . . . . . . . . . . . .  $ 1,056,000
          2000 . . . . . . . . . . . . . . . . . . .   10,779,000
          2001 . . . . . . . . . . . . . . . . . . .       96,000
          2002 . . . . . . . . . . . . . . . . . . .       80,000
          2003 . . . . . . . . . . . . . . . . . . .        5,000
                                                      -----------
                                                      $12,016,000
                                                      -----------
                                                      -----------

     The revolving line of credit and term loan agreements with a bank contain certain restrictive covenants which restrict the Company's ability to pay dividends and require the Company to maintain minimum tangible net worth and certain financial ratios such as current ratio, cash flow to debt service ratio and total liabilities to tangible net worth ratio. The Company was in compliance with or had subsequently obtained waivers for all covenants as of March 31, 1998. On July 7, 1998, the Company received a written commitment letter from its bank to refinance its debt into a $15.0 million revolving credit facility, expiring in July 1999 and a $4.0 million term loan payable in quarterly installments beginning November 1, 1998 and maturing February 1, 2001. As a result, the portion of the related debt has been classified as long term in the accompanying consolidated balance sheet as of March 31, 1998, reflecting the terms of commitment.

10.  INCOME TAXES

     The Company's provision for income taxes consists of the following for the year ended March 31:

                                                           1996          1997            1998
                                                         --------     ----------      ---------
     Current:
          Federal  . . . . . . . . . . . . . . . . .     $ 90,000     $  499,000      $(236,000)
          State  . . . . . . . . . . . . . . . . . .       42,000        551,000         51,000
          Foreign  . . . . . . . . . . . . . . . . .      100,000        280,000        280,000
                                                         --------      ---------       ---------
             Total current . . . . . . . . . . . . .      232,000      1,330,000         95,000
                                                         --------      ---------       ---------

     Deferred:
          Federal  . . . . . . . . . . . . . . . . .      145,000        528,000            -0-
          State  . . . . . . . . . . . . . . . . . .        9,000        283,000            -0-
                                                         --------      ---------       ---------
             Total deferred  . . . . . . . . . . . .      154,000        811,000            -0-
                                                         --------      ---------       ---------
     Total provision . . . . . . . . . . . . . . . .     $386,000     $2,141,000      $  95,000
                                                         --------      ---------       ---------
                                                         --------      ---------       ---------

     The reconciliation between the Company's effective tax rate and the statutory federal income tax rate follows:

                                                         1996        1997         1998
                                                      ---------   ---------    ---------
     Statutory federal income tax rate . . . . . . .     35.0%       35.0%      (35.0%)
     State taxes net of federal benefit. . . . . . .      1.3         8.1        (1.7)
     Amortization of deferred credit . . . . . . . .    (26.0)
     Foreign operations. . . . . . . . . . . . . . .      3.1         1.2        (0.1)
     Increase (decrease) in valuation allowance. . .     12.1       (15.8)       22.2
     In-process research and development . . . . . .                             14.3
     Goodwill and other intangibles. . . . . . . . .                              1.3
     Other . . . . . . . . . . . . . . . . . . . . .     (1.0)        3.1        (0.3)
                                                      ---------   ---------    ---------
                                                         24.5%       31.6%        0.7%
                                                      ---------   ---------    ---------
                                                      ---------   ---------    ---------

     The Company has not provided for U.S. federal income and foreign withholding taxes on the earnings of its foreign subsidiary because it is currently anticipated that these earnings will be permanently reinvested. If these earnings are distributed, foreign tax credits will become available under U.S. law to reduce the effect on the Company's overall tax liability.

     Income (loss) before provision for income taxes was comprised of the following for the year ended March 31:

                                                           1996          1997           1998
                                                        ----------    ----------    ------------
     Income (loss) before provision for income taxes:
           Domestic . . . . . . . . . . . . . . . . .   $1,279,000    $5,968,000    $(15,041,000)
           Foreign. . . . . . . . . . . . . . . . . .      297,000       805,000         646,000
                                                        ----------    ----------    ------------
                                                        $1,576,000    $6,773,000    $(14,395,000)
                                                        ----------    ----------    ------------
                                                        ----------    ----------    ------------

     Deferred tax assets consist primarily of the following temporary differences at March 31:

                                                          1997           1998
                                                      -----------    -----------
     Net operating loss carryforwards. . . . . . . .  $ 3,169,000    $ 3,901,000
     Intangible asset basis. . . . . . . . . . . . .    1,854,000      1,252,000
     Deferred revenue. . . . . . . . . . . . . . . .      776,000        876,000
     Reserves. . . . . . . . . . . . . . . . . . . .      663,000      3,613,000
     Employee benefits . . . . . . . . . . . . . . .      378,000        245,000
     Depreciation. . . . . . . . . . . . . . . . . .      300,000        537,000
     Other . . . . . . . . . . . . . . . . . . . . .     (252,000)      (263,000)
                                                      -----------    -----------
     Gross deferred assets . . . . . . . . . . . . .    6,888,000     10,161,000
     Valuation allowance . . . . . . . . . . . . . .   (2,963,000)    (6,155,000)
                                                      -----------    -----------
     Net deferred tax assets . . . . . . . . . . . .  $ 3,925,000    $ 4,006,000
                                                      -----------    -----------
                                                      -----------    -----------

     At March 31, 1998, the Company has net operating loss carryforwards of approximately $11,108,000 and $2,076,000, respectively, for federal and California income tax purposes, which begin to expire in 2003. As a result of an equity ownership change in a prior year, the use of certain of the federal and California net operating loss carryforwards is subject to limitations.

11.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS--The Company is obligated under noncancelable capital and operating leases for its principal operating facility and certain furniture and office equipment. The Company incurred $191,000, $849,000 and $958,000 in rent expense during the years ended March 31, 1996, 1997 and 1998, respectively. During each of the years ended March 31, 1997 and 1998, $773,000 of rent expense was to a related party (Note 14).

     Future minimum lease commitments at March 31, 1998 under noncancelable leases that have initial or remaining terms in excess of one year are as follows:


                                                                  CAPITAL        OPERATING
                                                                  LEASES          LEASES
                                                                -----------     -----------
     Year ending March 31:
          1999 . . . . . . . . . . . . . . . . . . . . . . .    $  270,000     $ 1,220,000
          2000 . . . . . . . . . . . . . . . . . . . . . . .       147,000       1,216,000
          2001 . . . . . . . . . . . . . . . . . . . . . . .       110,000         509,000
          2002 . . . . . . . . . . . . . . . . . . . . . . .        86,000         393,000
          2003 . . . . . . . . . . . . . . . . . . . . . . .         5,000         204,000
                                                                ----------     -----------
     Total minimum payments required . . . . . . . . . . . .       618,000     $ 3,542,000
     Less amount representing interest . . . . . . . . . . .       (90,000)    -----------
                                                                ----------     -----------
     Capital lease obligations . . . . . . . . . . . . . . .       528,000
     Less current portion of capital lease obligations . . .      (223,000)
                                                                ----------
                                                                $  305,000
                                                                ----------
                                                                ----------

     Certain of the Company's customers require the Company to be bonded to ensure performance under certain contracts or to guarantee outstanding bids. At March 31, 1998, the Company had outstanding performance bonds ensuring performance under various contracts which totaled $12,748,000.

     LITIGATION--From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 1998, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate, would have a material adverse effect on the Company's results of operations or financial position.

12.  STOCK BENEFIT PLANS

     EXECUTIVE STOCK OPTION PLAN--The Company adopted the Executive Stock Option Plan (the Executive Plan) in May 1992 which provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 800,000 shares of the Company's common stock. As of March 31, 1998, there were options outstanding to purchase 648,600 shares under the Executive Plan at a weighted average exercise price of $6.93 per share.

     1994 STOCK OPTION PLAN--The Company adopted the 1994 Stock Option Plan (the 1994 Plan) in December 1993. The 1994 Plan provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 744,000 shares of the Company's common stock. As of March 31, 1998, there were options outstanding to purchase 552,506 shares under the 1994 Plan at a weighted average exercise price of $6.27 per share.

     1996 STOCK INCENTIVE PLAN--The Company adopted the 1996 Stock Incentive Plan (the 1996 Plan) in April 1996. The 1996 Plan provides for the granting of incentive stock options and nonstatutory options. The 1996 Plan provides for options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 1,500,000 shares of the Company's common stock. As of March 31, 1998, there were options outstanding to purchase 589,840 shares under the 1996 Plan at a weighted average exercise price of $10.47 per share.

     TFP STOCK INCENTIVE PLAN TFP--adopted a stock option plan in August 1994. In conjunction with the acquisition of TFP, the outstanding options were converted into the right to acquire 116,496 shares of common stock of Printrak. As of March 31, 1998, there were options outstanding to purchase 74,826 shares under the Plan at a weighted average exercise price of $2.66 per share.

     The exercise price of incentive stock options under the above Plans must at least be equal to the fair market value of a share of common stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). Nonstatutory options shall have an exercise price of not less than 85% of the fair market value of a share of common stock on the date such option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). The options must expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding common stock). Vesting is generally 20% at the end of the first year with the remaining vesting over four years on a pro rata basis. As of March 31, 1998, options to purchase 1,011,000 shares were available for future grant under these Plans.

     The following is a summary of stock option activity:

                                                                                 WEIGHTED
                                                                  NUMBER OF       AVERAGE
                                                                   SHARES      EXERCISE PRICE
                                                                 -----------   --------------
     BALANCE, April 1, 1995. . . . . . . . . . . . .               806,200         $2.50
       Granted (weighted average fair value of $3.16) . . . .      689,500          8.94
       Exercised. . . . . . . . . . . . . . . . . . . . . . .     (123,200)         2.50
       Canceled . . . . . . . . . . . . . . . . . . . . . . .      (23,200)         5.12
                                                                ----------
     BALANCE, March 31, 1996  . . . . . . . . . . . . . . . .    1,349,300          5.74
       Granted (weighted average fair value of $5.62) . . . .      260,600          8.45
       Exercised. . . . . . . . . . . . . . . . . . . . . . .     (151,944)         2.84
       Canceled . . . . . . . . . . . . . . . . . . . . . . .     (166,456)        10.21
                                                                ----------
     BALANCE, March 31, 1997  . . . . . . . . . . . . . . . .    1,291,500          6.06
       Granted (weighted average fair value of $9.57) . . . .      874,800         10.52
       Exercised. . . . . . . . . . . . . . . . . . . . . . .     (110,704)         3.47
       Canceled . . . . . . . . . . . . . . . . . . . . . . .     (189,824)        11.35
                                                                ----------
     BALANCE, March 31, 1998  . . . . . . . . . . . . . . . .    1,865,772          7.72
                                                                ----------
                                                                ----------

     Stock options outstanding at March 31, 1998 are summarized as follows:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                      ---------------------------------------------    ---------------------------------
                          NUMBER          WEIGHTED         WEIGHTED
                      OUTSTANDING AT      AVERAGE          AVERAGE        NUMBER           WEIGHTED
RANGE OF EXERCISE        MARCH 31,       REMAINING         EXERCISE    EXERCISABLE AT       AVERAGE
     PRICES                1998       CONTRACTUAL LIFE      PRICE      MARCH 31, 1998    EXERCISE PRICE
------------------    --------------  ----------------     --------    --------------    --------------
 $2.46-$2.46              44,436            9.10            $ 2.46         44,436            $ 2.46
 $2.50-$2.50             467,268            5.04              2.50        423,708              2.50
 $2.96-$9.00             390,415            7.73              8.68        190,160              6.09
 $9.31-$9.88             406,540            9.39              9.85         43,450              9.85
$10.00-$18.75            557,113            8.90             11.86        126,496             12.49
                       ---------                                          -------
 $2.46-$18.75          1,865,772            7.78            $ 7.72        828,250            $ 5.23
                       ---------                                          -------
                       ---------                                          -------

     EMPLOYEE STOCK PURCHASE PLAN--The Company adopted the Employee Stock Purchase Plan (the Purchase Plan) in April 1996, covering an aggregate of 100,000 shares of common stock. The number of shares available for purchase was increased to 350,000 during the current year. Employees are eligible to participate if they are employed by the Company for at least 30 hours per week and if they have been employed by the Company for at least one year.
The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation or a specified number of shares. The price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offer period. The Purchase Plan will terminate on December 31, 2006.

     Activity under the Purchase Plan is summarized as follows:

                 FISCAL     SHARES     WEIGHTED AVERAGE     WEIGHTED AVERAGE
                  YEAR      ISSUED     PRICE PER SHARE    FAIR VALUE PER SHARE
                 ------     ------     ----------------   --------------------
                  1997      79,564         $  6.80              $   8.50
                  1998      83,297         $  7.21              $  11.62

     At March 31, 1998, 187,139 shares were reserved for future issuances under the Purchase Plan.

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

     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, approximately two years following vesting; stock volatility, 55% in 1996, 78% in 1997 and 63% in 1998; risk free interest rates, 5.80% in 1996, 6.00% in 1997 and 6.00% in 1998 and no dividends during the expected term. The Company's calculations are based on a single option approach and forfeitures are recognized as they occur.

     Had compensation cost been determined under all of the Company's plans using the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      1996              1997           1998
                                                  -----------       -----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):                 As reported      $  1,190         $  4,632      $  (14,490)
                                   Pro forma        $    770         $  3,922      $  (16,541)

Income (loss) per share:
     Basic:                        As reported      $   0.14         $   0.44      $    (1.30)
                                   Pro forma        $   0.09         $   0.38      $    (1.48)

     Diluted:                      As reported      $   0.13         $   0.42      $    (1.30)
                                   Pro forma        $   0.08         $   0.36      $    (1.48)


     The impact of stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options.

13.  EMPLOYEE BENEFIT PLANS

     The Company's 401(k) Savings Plan (the Savings Plan) covers domestic full-time employees with 90 days of consecutive service. In May 1997, the Board approved a resolution to match employee contributions. Employee deferrals during fiscal year 1998 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed 4% of the employee's annual salary. Matching contributions vest over a period of four years of service. The aggregate expense related to the contributions was $270,000 in 1998.

     Effective April 1, 1993, the Company adopted a Profit Sharing Plan (the
Plan) that covers all domestic full-time employees with 90 days of consecutive service. Under the Plan, each eligible employee received a bonus, determined under a formula set forth in the Plan, based on the Company's earnings. Bonuses incurred under the Plan totaled approximately $408,000 and $747,000 for the years ended March 31, 1996 and 1997, respectively.  The Plan was terminated as of December 31, 1996.

14.  RELATED-PARTY TRANSACTIONS

     On May 14, 1998, RICOL, LLC, a California limited liability company (RICOL), which is controlled by Richard M. Giles, the Company's Chairman, President, Chief Executive Officer and Acting Chief Financial Officer, sold the principal operating facility (the Property) utilized by the Company.
Upon the sale of the building, RICOL repaid a note of $500,000 to the Company associated with the original sale of the building from the Company to RICOL on May 13, 1995. During fiscal year 1997, the Company received $730,000 of principal payments on the note receivable from RICOL. In connection with the sale of the property, the Company entered into a lease for the Property with the unrelated third party for a term of six years, expiring April 30, 2004 with rent of $58,087 per month, subject to increases, not to exceed six percent, but not less than three percent for any single year during the lease term.

     From time to time, the Company has made loans to Mr. Giles, which have been evidenced by promissory notes. During fiscal 1997, the principal amount outstanding equaled $50,000. During fiscal 1996, the principal amount outstanding under such loans ranged from $23,000 to $147,000, and all of such loans had been repaid as of March 31, 1996. In February 1996, the Company loaned $150,000 to Mr. Giles. Such loan is collateralized by a pledge of 150,000 of the shares of the Company's common stock owned by Mr. Giles, bears interest at 5.5%, and principal and interest were due as of March 1, 1998. The principal amount along with accrued interest was repaid during fiscal year 1997. No loans were outstanding during fiscal year 1998.

     In February 1996, the Company loaned an executive of the Company the sum of $300,000 to enable him to exercise 120,000 vested options to purchase shares of the Company's common stock and $10,000 to pay certain tax obligations. The loan was collateralized by the related shares, bears interest at 5.5%, and principal and interest was due as of March 1, 1998. The loan was extended during the current year and is now due on March 1, 2000. Due to its nature, the loan has been classified as a reduction of stockholders' equity in the accompanying consolidated financial statements.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS


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

16.  RESTRUCTURING CHARGES

     In fiscal 1998, the Company announced a formal plan for restructuring both its Sunrise and TFP subsidiaries to realize cost savings and capitalize on synergies by consolidating the subsidiaries into the Company's Anaheim operations. The restructuring charges of $987,000 include lease termination and facility closure costs, losses on the disposition of fixed assets and severance costs for terminated employees. As a result of the restructuring, the Company also incurred inventory write-offs, the value of which was impacted by the Company's decision to relocate and outsource manufacturing operations, personnel relocation costs, and other integration costs. These additional costs amounted to approximately $2,191,000 and are included in cost of sales ($882,000), research, development and engineering ($249,000), and selling general and administrative expenses ($1,060,000) in the
accompanying consolidated statements of operations.   The Company anticipates
that the restructuring will be completed by September 30, 1998.

                           PRINTRAK INTERNATIONAL INC.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                                  ADDITIONS
                                                                           -------------------------
                                                              BALANCE AT                                             BALANCE AT
                                                              BEGINNING    CHARGED TO       FROM                       END OF
                    DESCRIPTION                               OF PERIOD     EXPENSES    ACQUISITIONS    DEDUCTIONS     PERIOD
--------------------------------------------------------      ----------   ----------   ------------    ----------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
Year ended March 31, 1996:
Allowance for doubtful accounts receivable . . . . . . .        $            $   402                     $    (75)     $   327
Allowance for excess and obsolete inventories  . . . . .          392            652                         (460)         584
                                                               -------       -------     ---------       ---------    ---------
Total  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 392        $ 1,054                     $   (535)     $   911
                                                               -------       -------     ---------       ---------    ---------
                                                               -------       -------     ---------       ---------    ---------
Year ended March 31, 1997:
Allowance for doubtful accounts receivable . . . . . . .        $ 327        $    47                     $    (81)     $   293
Allowance for excess and obsolete inventories  . . . . .          584            603                         (740)         447
                                                               -------       -------     ---------       ---------    ---------
Total  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 911        $   650                     $   (821)     $   740
                                                               -------       -------     ---------       ---------    ---------
                                                               -------       -------     ---------       ---------    ---------
Year ended March 31, 1998:
Allowance for doubtful accounts receivable . . . . . . .        $ 293        $ 1,051      $   420        $   (412)     $ 1,352
Allowance for excess and obsolete inventories  . . . . .          447            995          743            (778)       1,407
                                                               -------       -------     ---------       ---------    ---------
Total  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 740        $ 2,046      $ 1,163        $ (1,190)     $ 2,759
                                                               -------       -------     ---------       ---------    ---------
                                                               -------       -------     ---------       ---------    ---------