Form 10-Q
period 1998-06-30
PRINTRAK INTERNATIONAL INC
filed 1998-08-14
CIK 1013050

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1998

                                       OR


  (    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to  ______________

  Commission File Number: 000-20719
                         -----------

                           PRINTRAK INTERNATIONAL INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                              33-0070547
  ------------------------------                ------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)


  1250 North Tustin Avenue  Anaheim, California             92807
   -------------------------------------------            ---------
     (Address of principal executive offices)             (Zip Code)

                                 (714)  238-2000
                                -----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                -----------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                X    Yes       No
                              ------     ------

       11,297,591 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of July 31, 1998.

                                      FORM 10-Q


                                      CONTENTS

PART I -   FINANCIAL INFORMATION


                                                                      Page Number
                                                                      -----------
     ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at June 30, 1998 (unaudited)
     and March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .   1

     Unaudited Consolidated Statements of Operations for the three month
     periods ended June 30, 1998 and 1997. . . . . . . . . . . . . . . . .   2

     Unaudited Consolidated Statements of Cash Flows for the three month
     periods ended June 30, 1998 and 1997. . . . . . . . . . . . . . . . .   3

     Notes to the Consolidated Financial Statements. . . . . . . . . . . .   4

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . . . .   8


PART II -   OTHER INFORMATION

     Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   14

     Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . .   14

     Item 3:  Defaults upon Senior Securities. . . . . . . . . . . . . . .   14

     Item 4:  Submission of Matters to a Vote of Security Holders. . . . .   14

     Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . .   14

     Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   14

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


                             PRINTRAK INTERNATIONAL INC.
                            CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1998 AND MARCH 31, 1998
                                   (IN THOUSANDS)

                                                              June 30,     March 31,
                                                                1998         1998
                                                             (unaudited)
                                                            ------------   ---------
                           ASSETS
CURRENT ASSETS:

     Cash and cash equivalents  . . . . . . . . . . . . . .    $   657     $  3,763
     Short-term investments . . . . . . . . . . . . . . . .          -        1,101
     Accounts receivable, net (Note 2). . . . . . . . . . .     24,985       28,129
     Inventories, net (Note 3)  . . . . . . . . . . . . . .      8,450        8,229
     Prepaid expenses and other current assets  . . . . . .      1,882        2,413
     Deferred income taxes  . . . . . . . . . . . . . . . .      1,763        1,763
                                                              --------     --------
          Total current assets  . . . . . . . . . . . . . .     37,737       45,398
Notes receivable from related parties . . . . . . . . . . .         62          558
Property, plant and equipment - net   . . . . . . . . . . .      4,719        5,086
Deferred income taxes . . . . . . . . . . . . . . . . . . .      2,244        2,243
Other long-term assets. . . . . . . . . . . . . . . . . . .      2,182        2,475
Goodwill and other intangible assets, net . . . . . . . . .      2,730        2,835
                                                              --------     --------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .   $ 49,674     $ 58,595
                                                              --------     --------
                                                              --------     --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . . . . .   $  3,982     $  6,538
     Accrued wages and employee benefits. . . . . . . . . .      2,537        3,178
     Other accrued liabilities. . . . . . . . . . . . . . .      5,558        7,194
     Current portion of long-term debt (Note 4) . . . . . .      1,466        1,056
     Deferred revenue . . . . . . . . . . . . . . . . . . .      7,945        8,640
     Income taxes payable . . . . . . . . . . . . . . . . .        806          477
                                                              --------     --------
          Total current liabilities . . . . . . . . . . . .     22,294       27,083
Long-term debt, less current portion (Note 4) . . . . . . .      6,553       10,960
                                                              --------     --------
          Total liabilities . . . . . . . . . . . . . . . .     28,847       38,043
Stockholders' equity:
     Common stock ($.0001 par value; 20,000,000 shares
     authorized; 11,296,241 and 11,269,203 shares issued
     and outstanding) . . . . . . . . . . . . . . . . . . .          1            1
     Additional paid-in capital . . . . . . . . . . . . . .     17,879       17,850
     Retained earnings. . . . . . . . . . . . . . . . . . .      3,291        3,052
     Unrealized gain on short-term investments. . . . . . .         21           11
     Note receivable from stockholder . . . . . . . . . . .       (300)        (300)
     Cumulative foreign exchange translation adjustment . .        (65)         (62)
                                                              --------     --------
          Total stockholders' equity. . . . . . . . . . . .     20,827       20,552
                                                              --------     --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . . . .   $ 49,674     $ 58,595
                                                              --------     --------
                                                              --------     --------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PRINTRAK INTERNATIONAL INC.

                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THE THREE MONTH PERIODS
                            ENDED JUNE 30, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   Three months      Three months
                                                   ended June 30,   ended June 30,
                                                       1998              1997
                                                   -------------    -------------
REVENUES:
System . . . . . . . . . . . . . . . . . . . . .     $ 12,593         $ 12,406
Maintenance. . . . . . . . . . . . . . . . . . .        3,844            2,856
                                                     --------         --------
     Total revenues. . . . . . . . . . . . . . .       16,437           15,262

COST OF REVENUES:
System . . . . . . . . . . . . . . . . . . . . .        6,237            6,350
Maintenance. . . . . . . . . . . . . . . . . . .        2,902            1,625
                                                     --------         --------
     Total cost of revenues. . . . . . . . . . .        9,139            7,975

     Gross profit. . . . . . . . . . . . . . . .        7,298            7,287

OPERATING EXPENSES:
Research, development and engineering. . . . . .        2,080            2,590
Selling, general and administrative. . . . . . .        4,637            3,810
Merger expenses . . . . . . . . . . . . . . . . .           -              874
                                                     --------         --------
     Total operating expenses . . . . . . . . . .       6,717            7,274
                                                     --------         --------
     Operating income . . . . . . . . . . . . . .         581               13

Other (expense) income. . . . . . . . . . . . . .        (216)              70
                                                     --------         --------
     Income before provision for income taxes . .         365               83

Provision for income taxes. . . . . . . . . . . .         127               29
                                                     --------         --------
     Net income . . . . . . . . . . . . . . . . .    $    238         $     54
                                                     --------         --------
                                                     --------         --------
     Net income per common share:

     Basic. . . . . . . . . . . . . . . . . . . .    $    .02         $    .00
                                                     --------         --------
                                                     --------         --------
     Diluted. . . . . . . . . . . . . . . . . . .    $    .02         $    .00
                                                     --------         --------
                                                     --------         --------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         PRINTRAK INTERNATIONAL INC.

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTH PERIODS
                         ENDED JUNE 30, 1998 AND 1997
                               (IN THOUSANDS)


                                                         Three months     Three months
                                                         ended June 30,   ended June 30,
                                                             1998             1997
                                                         -------------    -------------
Cash flows from operating activities:
     Net income . . . . . . . . . . . . . . . . . . . .     $    238       $     54
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . .          869            718
     Gain on sale of fixed assets . . . . . . . . . . .          (46)            (1)
     Deferred tax provision . . . . . . . . . . . . . .            -            104

     Changes in operating assets and liabilities:
          Accounts receivable, net. . . . . . . . . . .        3,140         (1,093)
          Inventories, net. . . . . . . . . . . . . . .         (152)           474
          Prepaid expenses and other current assets . .          824            162
          Accounts payable. . . . . . . . . . . . . . .       (2,236)        (1,184)
          Accrued liabilities . . . . . . . . . . . . .       (2,368)         1,510
          Deferred revenue. . . . . . . . . . . . . . .         (595)          (348)
                                                            --------       --------
     Net cash (used in) provided by operating
        activities  . . . . . . . . . . . . . . . . . .         (326)           396

Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . .         (425)          (306)
     Proceeds from the sale of PPE. . . . . . . . . . .            5              -
     Net proceeds from notes receivable . . . . . . . .          496             95
     Sale (purchase) of short-term investments. . . . .        1,111           (563)
                                                            --------       --------
     Net cash provided by (used in) investing
        activities  . . . . . . . . . . . . . . . . . .        1,187           (774)

Cash flows from financing activities:
     Payments from long-term debt . . . . . . . . . . .       (3,996)          (713)
     Additional paid in capital . . . . . . . . . . . .           29            184
                                                            --------       --------
     Net cash used in financing activities. . . . . . .       (3,969)          (529)
     Effect of exchange rate changes on cash balances .            2             54
                                                            --------       --------
Net change  in cash and cash equivalents. . . . . . . .       (3,106)          (853)

Cash and cash equivalents, beginning of year. . . . . .        3,763          3,832
                                                            --------       --------
Cash and cash equivalents, end of period. . . . . . . .     $    657       $  2,979
                                                            --------       --------
                                                            --------       --------
Non-Cash Transaction-Transfer of Inventory to Fixed
     Assets . . . . . . . . . . . . . . . . . . . . . .           69            253
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest expense .     $    284       $     41
                                                            --------       --------
                                                            --------       --------
     Cash paid during the period for income taxes . . .     $     52       $    474
                                                            --------       --------
                                                            --------       --------


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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of June 30, 1998 and for the three
month periods ended June 30, 1998 and 1997.   The results of operations for
the three month period ended June 30, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1999. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION - In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition" which later in part amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". These statements supersede SOP 91-1 under which the Company has previously been recognizing revenue.
The Company adopted SOP 97-2 for transactions entered into beginning April 1, 1998.

Pursuant to SOP 97-2, the Company recognizes revenue on contracts which do not require significant modification or customization of software when all of the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are insignificant. A majority of the Company's contracts include a combination of the following elements: hardware, software, license fees, installation, program
modifications, file conversion, training, and customer support.   For such
contracts, revenue must be allocated to each component based on vendor specific objective evidence of the components fair value. Revenue allocated to undelivered products is recognized as the above criteria are met; revenue for services is recognized as services are performed or, for maintenance agreements, ratably over the life of the related contract. Cash payments for systems sales or maintenance received in advance of revenue recognition are accounted for as deferred revenue. For those contracts which have been considered long-term contracts due to a significant amount of customization, the Company recognizes revenue on a percentage of completion basis.

COMPREHENSIVE INCOME - Effective April 1, 1998, the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets)
during a period from nonowner sources.   For the three month period ending
June 30, 1998, the difference between net income, as reported, and comprehensive income was not significant.

CERTAIN TRANSACTIONS

On May 14, 1998, RICOL, LLC, a California limited liability company (RICOL), which is controlled by Richard M. Giles, the Company's Chairman, President, Chief Executive Officer and Acting Chief Financial Officer, sold the principal operating facility (the Property) utilized by the Company. Upon the sale of the building, RICOL repaid a note of $500,000 to the Company associated with the original sale of the building from the Company to RICOL on May 13, 1995. This resulted in the original note being fully satisfied. In connection with the sale of the property, the Company entered into a lease for the Property with the unrelated third party for a term of six years, expiring April 30, 2004.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                            June 30,           March 31,
                                             1998                1998
                                          (unaudited)
                                          -----------         -----------
  Billed receivables ....................   $ 15,199           $ 18,641
  Unbilled receivables...................     10,757             10,840
                                            --------           --------
                                              25,956             29,481
  Less allowance for doubtful accounts...       (971)            (1,352)
                                            --------           --------
                                            $ 24,985           $ 28,129
                                            --------           --------
                                            --------           --------


Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES


                                            June 30,           March 31,
                                             1998                1998
                                          (unaudited)
                                          -----------         -----------
  Raw materials ......................      $  4,721            $  4,979
  Work in process.....................         5,015               4,657
                                            --------            --------
                                               9,736               9,636
  Less allowance for inventory
    obsolescence and revaluation......        (1,286)             (1,407)
                                            --------            --------
                                            $  8,450            $  8,229
                                            --------            --------
                                            --------            --------


4.   DEBT


                                            June 30,           March 31,
                                             1998                1998
                                          (unaudited)
                                          -----------         -----------
  Revolving line of credits with bank:
  Working capital line ...................   $  3,545           $  7,488
  Acquisition line........................      4,000              4,000

  Obligations under capital leases........        474                528
                                             --------           --------
    Total debt ...........................      8,019             12,016

  Less current portion of long-term debt..     (1,466)            (1,056)
                                             --------           --------
                                             $  6,553           $ 10,960
                                             --------           --------
                                             --------           --------


Subsequent to June 30, 1998, the Company negotiated an arrangement with its bank to refinance its debt into a $15.0 million revolving credit facility used principally for working capital and a $4.0 million term loan which has been utilized in the past for acquisitions. The revolving credit facility expires August 2, 1999, and the term loan is payable in quarterly installments beginning November 1, 1998. The revolving line of credit and term loan agreements contain certain restrictive covenants which restrict the Company's ability to pay dividends and require the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as amended.

5.  NET INCOME AND NET INCOME PER SHARE

SFAS No. 128 requires dual presentation of "basic" and "diluted" earnings per share, thus replacing "primary" and "fully diluted" earnings per share required under APB No. 15. Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the inclusion of common stock equivalents and their potential dilution. Diluted EPS is similar to fully diluted EPS; however, it uses the average stock price during the period as part of the computation.

The number of shares used in computing EPS is as follows for the three months ended June 30:

                                                          1997              1998
                                                        ----------       ----------
    Weighted average shares outstanding - basic .....   11,108,000       11,283,000
    Common stock equivalents.........................      634,000          370,000
                                                        ----------       ----------

    Weighted average shares outstanding - diluted....   11,742,000       11,653,000
                                                        ----------       ----------
                                                        ----------       ----------

6. RESTRUCTURING CHARGES

In fiscal 1998, the Company announced a formal plan for restructuring both its SunRise and TFP subsidiaries to realize cost savings and capitalize on synergies by consolidating the subsidiaries into the Company's Anaheim operations. The restructuring charges include lease termination and facility closure costs, losses on the disposition of fixed assets and severance costs
for terminated employees.   As of June 30, 1998, the Company has principally
completed the restructuring activities, with the exception of subleasing its Fremont, CA facility, and actual costs have not differed significantly from amounts previously accrued. Approximately $329,000 of accrued restructuring costs are included in accrued liabilities as of June 30, 1998, which principally relate to future lease commitments and unpaid severance.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended June 30, 1998 with the three-month period ended June 30, 1997. This discussion should be read in conjunction with the financial statements and associated notes.

                            PRINTRAK INTERNATIONAL INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1997

TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion, data mapping services and system installations, and maintenance revenues related to hardware and software support.

Total revenues increased 7.7% to $16.4 million for the quarter ended June 30, 1998, up from $15.3 million for the quarter ended June 30, 1997. This $1.1 million revenue increase is attributable to the Company's acquisitions during fiscal year 1998. For the first quarter of fiscal year 1999, the Company's Boulder division contributed $3.3 million in total revenues while SunRise Imaging added $1.3 million in overall revenues. This $4.6 million contribution represents a 100% revenue increase as both of these acquisitions were completed in the Company's second quarter of the previous year. TFP's revenues of $1.3 million were down 43.0% from prior year revenues of $2.4 million. This reduction is representative of the assimilation of TFP's product lines into the Company's Anaheim operations which was substantially complete at June 30, 1998. The Company's AFIS product line contributed $10.5 million in total quarterly revenues, versus $12.9 million for the same period of the previous year. This revenue decline is primarily attributable to the implementation of Statement of Position No. 97-2, Software Revenue Recognition. The implementation of this accounting pronouncement resulted in the delay of revenue recognition on certain contracts. This revenue is expected to be recognized in the second quarter, as well as subsequent quarters in fiscal year 1999.

System revenues increased $0.2 million or 1.5% to $12.6 million for the first quarter from $12.4 million for the first quarter of the previous year as a result of the Boulder and SunRise Imaging acquisitions. Maintenance revenues equaled $3.8 million for the quarter ended June 30, 1998, increasing 34.6% from revenues of $2.9 million for the quarter ended June 30, 1997. The increase in maintenance revenues is reflective of the expiration of warranties on certain AFIS contracts and an overall expansion in the customer installed base over the prior year due to the Company's acquisitions. The Boulder division and SunRise Imaging subsidiary collectively contributed approximately $0.6 million of the maintenance revenue increase.

The Company's quarterly revenues have in the past, and in the future, may be expected to fluctuate significantly. These fluctuations are the result of a variety of factors, including: the Company's delivery cycle, variations in order size, variations in product mix, and the timing of orders.

GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing or assembly labor and overhead, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete system installations.

Overall gross profit remained consistent at $7.3 million for the quarterly period ended June 30, 1998, versus the same period of the previous fiscal year. Gross margin was 44.4% for the three months ended June 30, 1998, down from 47.7% for the three months ended June 30, 1997. The gross profit for system revenues increased to $6.4 million for the quarter ended June 30, 1998 from $6.1 million for the same quarter in fiscal year 1997.

System gross margin also increased to 50.5%, up from 48.8% for the first quarter of the prior year. Gross margin related to maintenance revenues decreased to 24.5% in the first quarter in comparison to 43.1% for the first quarter of the previous year.

The overall increase in gross margin related to system revenues is, in part, associated with favorable material costs on certain contracts, which resulted
in overall cost reductions from the previous year's first quarter.   The
reduction in the Company's maintenance revenue margin is due in part to the duplicative resource costs incurred between AFIS and TFP during the transition of TFP into Anaheim operations. The decline in maintenance gross margin is also attributable to the Boulder division's cost in maintaining certain systems for which the Company has not yet received a maintenance contract from the customer. This service was performed to encourage all customers to assign their contracts to the Company; however, in some instances, costs have been incurred without receiving a maintenance contract during this transition period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three month period ended June 30, 1998, SG&A expenses increased to $4.6 million from $3.8 million for the period ended June 30, 1997. This reflects an overall SG&A expense increase of $0.8 million or 21.7% between the first quarter of fiscal year 1999 and the first quarter of fiscal year 1998. The increase in SG&A expenses results from the Company's acquisitions of the Boulder and SunRise divisions. Incremental SG&A expenses associated with these divisions equaled $1.3 million while labor and marketing expenses from the Company's AFIS business declined $0.2 million. The cost synergies associated with the TFP integration into Anaheim resulted in cost savings of approximately $0.3 million for the period ended June 30, 1998 in comparison
to the same period of the previous year.   SG&A expenses, as a percentage of
revenues, increased to 28.2% for the three months ended June 30, 1998 from 25.0% for the three months ended June 30, 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses decreased 19.7% to $2.1 million for the quarter ended June 30, 1998, down from $2.6 million for the quarter ended June 30, 1997. The decrease in RD&E expense is comprised of a reduction in contract labor expense of $0.3 million, as well as an increased allocation of resources to contract specific tasks which are classified as cost of sales. RD&E expenses, as a percentage of revenues, decreased to 12.7% for the three months ended June 30, 1998, down from 17.0% for the same period of the previous year.

OTHER EXPENSE (INCOME)

Other expense for the quarter ended June 30, 1998 equalled $216,000 in comparison to other income of $70,000 for the quarter ended June 30, 1997. Other expense for the period ended June 30, 1998 is primarily due to approximately $284,000 of interest expense associated with the Company's revolving line of credit and acquisition line of credit. Additionally, the Company incurred $68,000 of foreign exchange losses, offset by $136,000 of interest income and other income related items. For the quarter ended June 30, 1997, other income of approximately $70,000 resulted from interest income on the Company's short-term investments and other income related items offset in part by interest expense and foreign exchange loss.

PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended June 30, 1998 equaled $127,000 in comparison to $29,000 for the quarter ended June 30, 1997. This represents an overall increase in tax expense of $98,000. The Company's tax provision is based on the federal statutory rate of 35% and reflects the impact of state and foreign taxes and the utilization of limited net operating loss carryforwards.

SYSTEM BACKLOG

The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, the Company includes in backlog contract revenue not recognized at the period end. As of June 30, 1998, the Company's system revenue backlog approximated $35.6 million, compared to $29.7 million as of March 31, 1998 and $24.3 million on June 30, 1997.

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

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments declined from $4.9 million at March 31, 1998 to $0.7 million at June 30, 1998 as a result of a paydown on the Company's line of credit of $4.0 million. Trade receivables declined $3.1 million from $28.1 million at March 31, 1998 to $25.0 million at June 30, 1998 primarily as a result of collections on certain significant receivables which were outstanding at March 31, 1998. Total inventory levels increased slightly from $8.2 million at March 31, 1998 to $8.5 million at June 30, 1998 primarily due to the Company's increased backlog of system orders. Prepaid expenses and other current assets declined $0.5 million during the quarter as a result of the reduction of a current non-trade receivable.

During the first quarter, the Company's Chief Executive Officer and President, Richard M. Giles, repaid a $500,000 note associated with the sale of the building from the Company to a limited liability partnership controlled by Mr. Giles. As a result, the note receivable from related parties declined from $558,000 to $62,000.

The decrease in the net balance of property, plant and equipment of $0.4 million from $5.1 million at March 31, 1998 to $4.7 million at June 30, 1998 reflects capital expenditures of approximately $0.5 million, capital deletions of approximately $0.1 million and depreciation expense of $0.8 million.

Total current liabilities decreased from $27.1 million at March 31, 1998 to $22.3 million at June 30, 1998. The decrease in accounts payable of $2.6 million is a result of the timing of certain large payments.
Correspondingly, the decline in accrued wages is primarily the result of the number of days of accrued payroll at March 31, 1998 versus June 30, 1998.
The reduction in accrued liabilities is primarily the result of decreases in warranty and estimated costs to complete reserves due to completion of vendor obligations on certain contracts as well as the adoption of SOP 97-2. Additionally, accrued liabilities declined due to the usage of the restructuring accruals recorded for the integration of TFP and SunRise operations in the Company's headquarter's in Anaheim, CA. The company's integration of TFP and SunRise was substantially completed as of June 30, 1998.

The decline in long-term debt is a result of reduced borrowing levels on the Company's revolving line of credit. Subsequent to June 30, 1998, the Company negotiated an arrangement with its bank to refinance its debt into a $15.0 million revolving credit facility and a $4.0 million term loan. The revolving credit facility expires on August 2, 1999, and the term loan is payable in quarterly installments beginning November 1, 1998 and maturing February 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations and the utilization of its revolving credit line. The Company's operating activities used cash of approximately $0.3 million for the three months ended June 30, 1998 primarily as a result of decreases in accounts payable and accrued liabilities offset by decreases in accounts receivable. The Company's operating activities generated cash of $0.4 million for the three months ended June 30, 1997.

The Company's investing activities provided net cash of $1.2 million for the period ended June 30, 1998 due primarily to the repayment of the $0.5 million note receivable from RICOL, LLC as well as the liquidation of the Company's short-term investments. For the period ended June 30, 1997, the

Company's investing activities used cash of approximately $0.8 million due primarily to the purchase of short-term investments and capital expenditures.

Financing activities used cash of $4.0 million during the three-month period ended June 30, 1998 as a result of the paydown on the Company's revolving credit line. During the three month period ended June 30, 1997, financing activities used approximately $0.5 million for the same purpose.

The Company believes that the cash generated from operations, as well as the use of the revolving credit line will provide sufficient resources to fund the Company through at least fiscal year 1999.

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

None.

Item 5 - OTHER INFORMATION

None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

On June 10, 1998, the Company filed a Form 8-K announcing the resignation of Alfred Castleman as Chief Financial Officer, Vice President, Finance and director.

On June 25, 1998, the Company filed a Form 8-K/A with restated financial statements relating to the Company's earlier acquisition of SunRise Imaging.

Exhibit Index:

10.1     Amended & restated loan agreement with Union Bank dated July 31, 1998.

10.2 Promissory Note with Union Bank in the amount of $15,000,000.00 dated July 31, 1998.

10.3 Promissory Note with Union Bank in the amount of $4,000,000.00 dated July 31, 1998.

27       Financial Data Schedule

99.1 July 14, 1998 Peter T. Higgins, former head of FBI's IAFIS initiative, joins Printrak Board of Directors

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRINTRAK INTERNATIONAL INC.
                                     (REGISTRANT)



                                     By  /s/ RICHARD M. GILES
                                      ----------------------------------------
                                      Name:   Richard M. Giles
                                      Title:  Chief Executive Officer, President
                                              and acting Chief Financial Officer

August 14, 1998