Form 10-Q
period 1998-09-30
PRINTRAK INTERNATIONAL INC
filed 1998-11-16
CIK 1013050

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission File Number: 000-20719

                           PRINTRAK INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          33-0070547
   -------------------------------                        ------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         dentification No.)

     1250 North Tustin Avenue  Anaheim, California                92807
     ---------------------------------------------             ----------
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

                                 X  Yes      No
                                ---      ---

         11,356,042 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of October 31, 1998.

                                    FORM 10-Q

                                    CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I -     FINANCIAL INFORMATION

     Item 1:  Financial Statements

     Consolidated Balance Sheets at September 30, 1998 (unaudited)
     and March 31, 1998.....................................................  1

     Unaudited Consolidated Statements of Operations for the three month periods ended September 30, 1998 and 1997..............................  2

     Unaudited Consolidated Statements of Operations for the six month periods ended September 30, 1998 and 1997..............................  3

     Unaudited Consolidated Statements of Cash Flows for the six month
     periods ended September 30, 1998 and 1997..............................   4

     Notes to the Unaudited Consolidated Financial Statements...............   6

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................  10


PART II -    OTHER INFORMATION

     Item 1: Legal Proceedings..............................................  18

     Item 2: Changes in Securities and Use of Proceeds......................  18

     Item 3: Defaults upon Senior Securities................................  18

     Item 4: Submission of Matters to a Vote of Security Holders............  18

     Item 5: Other Information..............................................  18

     Item 6: Exhibits and Reports on Form 8-K...............................  19

     Signature  ............................................................  20

                           PRINTRAK INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998
                                 (IN THOUSANDS)

                                                                                      September 30,    March 31,
                                                                                           1998          1998
                                                                                       (unaudited)
                                                                                       -----------     ---------
                                        ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents.........................................................         $453       $ 3,763
    Short-term investments............................................................           --         1,101
    Accounts receivable, net (Note 2).................................................       27,432        28,129
    Inventories, net (Note 3).........................................................        8,860         8,229
    Prepaid expenses and other current assets.........................................        1,890         2,413
    Deferred income taxes.............................................................        1,763         1,763
                                                                                           --------      --------
         Total current assets.........................................................       40,398        45,398
Notes receivable from related parties.................................................           66           558
Property, plant and equipment -- net .................................................        4,039         5,086
Deferred income taxes.................................................................        2,244         2,243
Other long-term assets................................................................        1,853         2,475
Goodwill and other intangible assets, net.............................................        2,616         2,835
                                                                                           --------      --------
TOTAL ASSETS                                                                                $51,216       $58,595
                                                                                           --------      --------
                                                                                           --------      --------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable.................................................................        $6,290       $ 6,538
    Accrued wages and employee benefits..............................................         1,991         3,178
    Other accrued liabilities........................................................         6,011         7,194
    Current portion of long-term debt (Note 4).......................................           809         1,056
    Deferred revenue.................................................................        10,236         8,640
    Income taxes payable.............................................................         1,580           477
                                                                                           --------      --------
         Total current liabilities...................................................        26,917        27,083
Long-term debt, less current portion (Note 4)........................................         2,228        10,960
                                                                                           --------      --------
         Total liabilities...........................................................        29,145        38,043

  STOCKHOLDERS' EQUITY:
    Common stock ($.0001 par value; 20,000,000 shares authorized;
     11,296,241 and 11,269,203 shares issued and outstanding) .......................             1             1
    Additional paid-in capital.......................................................        18,120        17,850
    Retained earnings................................................................         4,249         3,052
    Unrealized gain on short-term investments........................................            24            11
    Note receivable from stockholder.................................................          (300)         (300)
    Cumulative foreign exchange translation adjustment...............................           (23)          (62)
                                                                                           --------      --------
       Total stockholders' equity....................................................        22,071        20,552
                                                                                           --------      --------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                                   $ 51,216      $ 58,595
                                                                                           --------      --------
                                                                                           --------      --------

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Three months      Three months
                                                                                     ended             ended
                                                                                  September 30,     September 30,
                                                                                      1998              1997
                                                                                  -------------     -------------
REVENUES:
System........................................................................          $16,623           $15,905
Maintenance...................................................................            3,578             3,322
                                                                                  -------------     -------------
    Total revenues ...........................................................           20,201            19,227

COST OF REVENUES:
System........................................................................            8,998             9,063
Maintenance...................................................................            2,708             2,178
                                                                                  -------------     -------------
    Total cost of revenues ...................................................           11,706            11,241

    Gross profit..............................................................            8,495             7,986

OPERATING EXPENSES:
Research, development and engineering.........................................            1,773             2,480
Selling, general and administrative ..........................................            5,300             5,462
In-process R & D expense......................................................                -             5,900
    Total operating expenses..................................................            7,073            13,842
                                                                                  -------------     -------------

     Operating income (loss)..................................................            1,422            (5,856)

Other income..................................................................               54               177
                                                                                  -------------     -------------

    Income (loss) before provision for income taxes...........................            1,476            (5,679)

Provision for income taxes....................................................              517                88
                                                                                  -------------     -------------

    Net income (loss).........................................................             $959           $(5,767)
                                                                                  -------------     -------------
                                                                                  -------------     -------------

    Net income (loss) per common share:
     Basic....................................................................             $.08             $(.52)
                                                                                  -------------     -------------
                                                                                  -------------     -------------
     Diluted..................................................................             $.08             $(.52)
                                                                                  -------------     -------------
                                                                                  -------------     -------------

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Six months        Six months
                                                                                      ended             ended
                                                                                  September 30,     September 30,
                                                                                      1998              1997
                                                                                  -------------     -------------
REVENUES:
System........................................................................          $29,216           $28,297
Maintenance...................................................................            7,422             6,192
                                                                                  -------------     -------------
    Total revenues ...........................................................           36,638            34,489

COST OF REVENUES:
System........................................................................           15,235            15,397
Maintenance...................................................................            5,610             3,820
                                                                                  -------------     -------------
    Total cost of revenues ...................................................           20,845            19,217

    Gross profit..............................................................           15,793            15,272

OPERATING EXPENSES:
Research, development and engineering.........................................            3,853             5,070
Selling, general and administrative ..........................................            9,938             9,271
Merger expenses...............................................................               --               874
In-process R & D expense.......................................................               --             5,900
                                                                                  -------------     -------------
    Total operating expenses..................................................           13,791            21,115

     Operating income (loss)..................................................            2,002            (5,843)

Other (expense) income........................................................             (161)              246
                                                                                  -------------     -------------
    Income (loss) before provision for income taxes...........................            1,841            (5,597)

Provision for income taxes....................................................              644               117
                                                                                  -------------     -------------
    Net income (loss).........................................................           $1,197           $(5,714)
                                                                                  -------------     -------------
                                                                                  -------------     -------------

    Net income (loss) per common share:
    Basic.....................................................................             $.11             $(.51)
                                                                                  -------------     -------------
                                                                                  -------------     -------------
    Diluted...................................................................             $.10             $(.51)
                                                                                  -------------     -------------
                                                                                  -------------     -------------

       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Six months      Six months
                                                                                      ended            ended
                                                                                  September 30,    September 30,
                                                                                      1998             1997
                                                                                  -------------    -------------
Cash flows from operating activities:
  Net income (loss).................................................. ......             $1,197          $(5,714)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
  Depreciation and amortization.............................................              1,702            1,379
  Write-off of In process R&D...............................................                 --            5,900
  Loss on sale of fixed assets..............................................                179               14
  Deferred tax provision....................................................                 --              103
  Changes in operating assets and liabilities:
     Accounts receivable, net...............................................                714           (6,418)
     Inventories, net.......................................................               (531)             237
     Prepaid expenses and other current assets..............................                524           (1,053)
     Other assets...........................................................                622              946
     Accounts payable and other current liabilities.........................                855              608
     Accrued liabilities....................................................             (2,373)           1,508
     Deferred revenue.......................................................              1,586            1,766
                                                                                  -------------    -------------
  Net cash provided by (used in) operating activities.......................              4,475             (724)

Cash flows from investing activities:
  Capital expenditures......................................................               (719)            (679)
  Proceeds from the sale of PPE.............................................                  5               --
  Net proceeds from notes receivable........................................                492               (8)
  Business acquisitions.....................................................                 --           (9,606)
  Proceeds from sale of short-term investments .............................              1,114            2,469
                                                                                  -------------    -------------

  Net cash provided by (used in) investing activities.......................                892           (7,824)

Cash flows from financing activities:
  Proceeds from long-term debt..............................................                 --            6,523
  Principal repayments on long-term debt....................................             (8,979)              --
  Proceeds from exercise of stock options...................................                270              752
                                                                                  -------------    -------------
    Net cash (used in) provided by financing activities.....................             (8,709)           7,275
Effect of exchange rate changes on cash balances............................                 32              (83)
                                                                                  -------------    -------------
Net change  in cash and cash equivalents....................................             (3,310)          (1,356)
Cash and cash equivalents, beginning of year................................              3,763            3,832
                                                                                  -------------    -------------

       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents, end of period....................................              $ 453           $2,476
                                                                                  -------------    -------------
                                                                                  -------------    -------------

Non-cash transaction-transfer of inventory to (from) fixed assets...........               (100)             580
Supplemental disclosure of cash flow information:
     Interest paid .........................................................              $ 408            $  95
                                                                                  -------------    -------------
                                                                                  -------------    -------------
     Income taxes paid......................................................              $  57            $ 431
                                                                                  -------------    -------------
                                                                                  -------------    -------------

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of September 30, 1998 and for the three month and six month periods ended September 30, 1998 and 1997. The results of operations for the three month and six month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1999. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION - In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition" which later in part was amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". These statements supersede SOP 91-1 under which the Company has previously been recognizing revenue. The Company adopted SOP 97-2 for transactions entered into beginning April 1, 1998.

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

COMPREHENSIVE INCOME - Effective April 1, 1998, the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For the three month and six month periods ending September 30, 1998, the difference between net income, as reported, and comprehensive income was not significant.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                                   September 30,        March 31,
                                                                                       1998               1998
                                                                                    (unaudited)
                                                                                   -------------      -------------
         Billed receivables..................................................      $      18,842      $      18,641
         Unbilled receivables................................................             10,016             10,840
                                                                                   -------------      -------------
                                                                                          28,858             29,481
         Less allowance for doubtful accounts................................             (1,426)            (1,352)
                                                                                   -------------      -------------
                                                                                   $      27,432      $      28,129
                                                                                   -------------      -------------
                                                                                   -------------      -------------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.


3.  INVENTORIES
Inventories consist of the following :

                                                                                   September 30,        March 31,
                                                                                       1998               1998
                                                                                    (unaudited)
                                                                                   -------------      -------------
         Raw materials ......................................................      $       4,265      $       4,979
         Work in process.....................................................              6,293              4,657
                                                                                   -------------      -------------
                                                                                          10,558              9,636
         Less allowance for inventory obsolescence and revaluation...........             (1,698)            (1,407)
                                                                                   -------------      -------------
                                                                                   $       8,860      $       8,229
                                                                                   -------------      -------------
                                                                                   -------------      -------------

4.  DEBT

Debt consists of the following:

                                                                                   September 30,        March 31,
                                                                                       1998               1998
                                                                                    (unaudited)
                                                                                   -------------      -------------
         Revolving line of credits with bank:
         Working capital line ............................................         $         617      $       7,488
         Acquisition line.................................................                 2,000              4,000

         Obligations under capital leases.................................                   420                528
                                                                                   -------------      -------------
             Total debt...................................................                 3,037             12,016
         Less current portion of Long-term debt...........................                  (809)            (1,056)
                                                                                   -------------      -------------
                                                                                   $       2,228      $      10,960
                                                                                   -------------      -------------
                                                                                   -------------      -------------

In July 1998, the Company negotiated an arrangement with its bank to refinance its debt into a $15.0 million revolving credit facility to be used principally for working capital and a $4.0 million term loan which has been utilized in the past for acquisitions. During the third quarter of fiscal 1999 the Company repaid the outstanding principal balance on the term loan and extended the revolving credit facility to January 4, 2000. The revolving line of credit agreement contains certain restrictive covenants, which restrict the Company's ability to pay dividends and requires the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as amended.

5.  NET INCOME AND NET INCOME PER SHARE

SFAS No. 128 requires dual presentation of "basic" and "diluted" earnings per share, thus replacing "primary" and "fully diluted" earnings per share required under APB No. 15. Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the inclusion of common stock equivalents and their potential dilution. Diluted EPS is similar to fully diluted EPS; however, it uses the average stock price during the period as part of the computation. Common stock equivalents are excluded from the prior year EPS calculations because their effect would be anti-dilutive.

The number of shares used in computing EPS is as follows for the six months ended September 30:

                                                                                       1998               1997
                                                                                   -------------      -------------
       Weighted average shares outstanding-basic...........................           11,311,000         11,141,000
       Common Stock equivalents............................................              319,000                 --
                                                                                   -------------      -------------
       Weighted average shares outstanding - diluted.......................           11,630,000         11,141,000
                                                                                   -------------      -------------
                                                                                   -------------      -------------

The number of shares used in computing EPS is as follows for the three months ended September 30:

                                                                                       1998               1997
                                                                                   -------------      -------------
       Weighted average shares outstanding-basic...........................           11,325,000         11,139,000
       Common Stock equivalents............................................              251,000                 --
                                                                                   -------------      -------------
       Weighted average shares outstanding - diluted.......................           11,576,000         11,139,000
                                                                                   -------------      -------------
                                                                                   -------------      -------------

6. RESTRUCTURING CHARGES

In fiscal 1998, the Company announced a formal plan for restructuring both its SunRise and TFP subsidiaries to realize cost savings and capitalize on synergies by consolidating the subsidiaries into the Company's Anaheim operations. The restructuring charges include lease termination and facility closure costs, losses on the disposition of fixed assets and severance costs for terminated employees. As of September 30, 1998, the Company has principally completed the restructuring activities, with the exception of subleasing its Fremont, CA facility, and actual costs have not differed significantly from amounts previously accrued. Approximately $220,000 of accrued restructuring costs, accrued for in fiscal 1998, are included in accrued liabilities as of September 30, 1998, which principally relate to future lease commitments and unpaid severance.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ended September 30, 1998 with the three month period ended September 30, 1997, as well as the six month period ended September 30, 1998 with the six month period ended September 30, 1997. This discussion should be read in conjunction with the financial statements and associated notes.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion, data mapping services and system installations, and maintenance revenues related to hardware and software support.

Total revenues increased 4.8% to $20.2 million for the quarter ended September 30, 1998, up from $19.2 million for the quarter ended September 30, 1997. This $1.0 million revenue increase reflects a full quarter of operations in the current year for the Company's Boulder and SunRise divisions. For the second quarter of fiscal year 1999, the Company's Boulder division contributed $4.1 million in total revenues versus $2.0 million during the second quarter of fiscal year 1998. SunRise Imaging added $1.9 million during the current fiscal period versus $.7 million during the same quarter of fiscal 1998. TFP's revenues of $1.8 million were down 46.5% from $3.4 million during the same quarter of fiscal 1998. Management believes this reduction is principally related to sales force and product delivery integration into the Company's Anaheim operations which was substantially complete during the first quarter of fiscal 1999. The Company's AFIS product line contributed $12.0 million in total quarterly revenues, versus $13.2 million for the same period of the previous year. This revenue decline is primarily attributable to the implementation of Statement of Position No. 97-2, Software Revenue Recognition. The implementation of this accounting pronouncement resulted in the delay of revenue recognition on certain contracts. This revenue is expected to be recognized in subsequent quarters.

System revenues increased $.7 million or 4.5% to $16.6 million for the second quarter from $15.9 million for the first quarter of the previous year as a result of the Boulder and SunRise Imaging acquisitions. Maintenance revenues equaled $3.6 million for the quarter ended September 30, 1998, increasing 7.7% from revenues of $3.3 million for the quarter ended September 30, 1997. The increase in maintenance revenues is reflective of an overall expansion of the customer base over the prior year.

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

Overall gross profit increased 6.4% to $8.5 million for the quarterly period ended September 30, 1998, versus $8.0 million for the same period of the previous fiscal year. Gross margin was 42.0% for the three months ended September 30, 1998, up slightly from 41.5% for the three months ended September 30, 1997. The gross profit for system revenues increased to $7.6 million for the quarter ended September 30, 1998 from $6.8 million for the same quarter from the previous fiscal year. The system gross margin also increased to 45.9% for the current quarter from 43.0% for the second quarter of the previous fiscal year. Maintenance gross profit decreased to $.9 million for the quarter ended September 30, 1998 from $1.1 million during the same prior year fiscal period. Gross margin related to maintenance revenue decreased to 24.3% for the three months ended September 30, 1998 in comparison to 34.3% for the second quarter of the previous year.

The increase in system gross margin primarily reflects higher margins realized on certain contracts in the Company's AFIS product line, a full quarter of activity for the SunRise division with margins of approximately 60% and also higher margins realized on the Company's file conversion process. The reduction in the Company's maintenance gross margin is due in part to the duplicative resource costs incurred between AFIS and TFP during the transition of TFP into Anaheim's operations. The decrease in maintenance gross margin is also a result of several low margin maintenance contracts the Company's Boulder division inherited through acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three month period ended September 30, 1998, SG&A expenses decreased to $5.3 million from $5.5 million for the period ended September 30, 1997. This $.2 million decrease primarily reflects cost savings resulting from cost synergies associated with the TFP integration into Anaheim. SG&A expenses, as a percentage of revenues, decreased to 26.2% for the three months ended September 30, 1998 from 28.4% for the three months ended September 30, 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses decreased 28.5% to $1.8 million for the quarter ended September 30, 1998, down from $2.5 million for the quarter ended September 30, 1997. The decrease in RD&E expense is primarily the result of increased allocation of resources to contract specific tasks, which are classified as cost of sales as well as a reduction in contract labor. RD&E expenses, as a percentage of revenues, decreased to 8.8% for the three months ended September 30, 1998, down from 12.9% for the same period of the previous year.

IN-PROCESS R&D EXPENSE

The in-process R & D expense of $5.9 million in the prior fiscal period is the value assigned to SunRise Imaging's developmental products. Goodwill was reduced by a corresponding amount and the remaining goodwill value will be amortized over varying periods, ranging from three to ten years.

PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended September 30, 1998 equaled $.5 million in comparison to $.1 million for the quarter ended September 30, 1997. The Company's tax provision is based on the federal statutory rate of 35% and reflects the impact of state and foreign taxes.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1997

TOTAL REVENUES

Total revenues increased 6% to $36.6 million for the six months ended September 30, 1998, up from $34.5 million for the prior year. This $2.1 million revenue increase is primarily attributable to the Company's acquisitions during fiscal year 1998. For the first six months of fiscal year 1999, the Company's Boulder and SunRise divisions together contributed $7.9 million to the increase in total revenues. Offsetting this increase in revenue is a decline in the Company's AFIS product line system revenue of $3.9 million due mainly to the implementation of Statement of Position No. 97-2, Software Revenue Recognition. Resulting in the delay of revenue recognition on certain contracts expected to be recognized in the third and fourth quarters of fiscal year 1999. System revenues for TFP decreased $2.8 million reflecting sales force and product delivery integration into the Company's Anaheim operations.

Maintenance revenue contributed $1.2 million to the increase in total revenue for the six months ended September 30, 1998, increasing 19.9% to $7.4 million. The increase is reflective of an overall expansion of the customer base over the prior year.

GROSS PROFIT

Overall gross profit increased 3.4% to $15.8 million for the six months ended September 30, 1998 in comparison to $15.3 million for the prior year. Gross margin was 43.1% for the six months ended September 30, 1998, down from 44.3% for the same prior year period. Gross profit for system revenues increased to $14.0 million for the six month period ended September 30, 1998 from $12.9 million for the same period of the previous fiscal year. System gross margin increased to 47.9% for the current period from 45.6% from the same prior year period. Overall maintenance gross profit decreased $.6 million for the six month period ended September 30, 1998 from $2.4 million in the prior year to $1.8 million for the current fiscal period. Gross margin related to maintenance revenues decreased to 24.4% for the first six months of the current year in comparison to 38.3% for the same previous year period.

The increase in system margin is due mainly to the inclusion of six months of activity for the Company's SunRise division in the current fiscal year versus one month of activity in the prior fiscal year, subsequent to acquisition. SunRise is realizing margins of approximately 60%. Higher margins are also being realized on the Company's file conversion process. The decrease in the Company's maintenance margin is due in part to the duplicative resource costs incurred between AFIS and TFP during the transition of TFP into

Anaheim operations. The decrease in maintenance gross margin is also a result of several low margin maintenance contracts the Company's Boulder division inherited through acquisition.

RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E decreased 24.0% to $3.9 million for the six month period ended September 30, 1998 compared with $5.1 million for the same prior year period. This $1.2 million decrease is primarily the result of an increased allocation of resources to contract specific tasks, which are classified as cost of revenues, as well as a reduction in contract labor. RD&E expenses, as a percentage of revenues, decreased to 10.5% for the six months ended September 30, 1998, down from 14.7% for the same period of the previous year.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses increased 7.2% to $9.9 million for the six month period ended September 30, 1998, compared with $9.3 million for the same period in fiscal 1998. The increase reflects additional current period costs related to the Company's Boulder and SunRise divisions acquired in fiscal 1998. SG&A expenses, as a percentage of revenues, increased slightly to 27.1% for the six months ended September 30, 1998 from 26.9% for the six months ended September 30, 1997.

OTHER (EXPENSE) INCOME

Other expense for the six month period ended September 30, 1998 equaled $161,000 in comparison to other income of $246,000 for the six month period ended September 30, 1997. Other expense for the six month period ended September 30, 1998 reflects an additional $300,000 of interest expense associated with additional borrowings under the Company's revolving line of credit, as well as a decrease of approximately $100,000 in interest income on liquidation of certain Company investments.

PROVISION FOR INCOME TAXES

Income tax expense for the six month period ended September 30, 1998 equaled $.6 million in comparison to expense of $.1 million for the six month period ended September 30, 1997. The Company's current year tax provision is based on a statutory rate of 35% and reflects the impact of state and foreign taxes.

BACKLOG

The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, the Company includes in backlog contract revenue not recognized at the period end. As of September 30, 1998, the Company's system revenue backlog approximated $35.7 million, compared to $35.6 million as of June 30, 1998 and $36.3 million on September 30, 1997. In addition, the Company's maintenance revenue backlog approximated $15 million as of September 30, 1998.

In October 1998 the Company entered into the largest contract in its history with Siemens Argentina, a $45 million contract to provide automated fingerprint technology to the Argentina government as part of their national ID program. The production cycle of the six year contract includes delivery of the substantial majority of hardware and software during the first two years with maintenance commencing during years two through six. Including the Argentina order and several other significant orders received in October 1998, the Company's backlog is currently in excess of $100 million.

Orders comprising the Company's system backlog may include requirements for custom software development or file conversion that may require extensive resources to be completed prior to shipment. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times. Additionally, variations in the size, complexity and delivery requirements of customer orders may result in substantial fluctuations in backlog on a regular basis. Accordingly, the Company believes that backlog may not be a meaningful indicator of future financial performance.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments declined from $4.9 million at March 31, 1998 to $.5 million at September 30, 1998 as a result of a paydown on the Company's line of credit of $9.0 million. Total inventory levels increased slightly from $8.2 million at March 31, 1998 to $8.9 million at September 30, 1998 primarily due to the Company's increased backlog of system orders. Prepaid expenses and other current assets declined $.5 million during the period as a result of the reduction of a current non-trade receivable.

During the first quarter, the Company's Chief Executive Officer and President, Richard M. Giles, repaid a $500,000 note associated with the sale of the building from the Company to a limited liability partnership controlled by Mr. Giles. As a result, the note receivable from related parties declined from $558,000 to $66,000.

The decrease in the net balance of property, plant and equipment of $1.1 million from $5.1 million at March 31, 1998 to $4.0 million at September 30, 1998 reflects capital expenditures of approximately $.7 million, capital deletions of approximately $.4 million and depreciation expense of $1.4 million.

The decrease in accrued wages and employee benefits is primarily the result of the number of days of accrued payroll at March 31, 1998 versus September 30, 1998. The reduction in other accrued liabilities is primarily the result of decreases in warranty and estimated costs to complete reserves due to completion of vendor obligations on certain contracts as well as the adoption of SOP 97-2. Additionally, accrued liabilities declined due to the usage of the restructuring accruals recorded for the integration of TFP and SunRise operations in the Company's headquarter's in Anaheim, CA. The Company's integration of TFP and SunRise was substantially completed as of the first quarter of fiscal 1999.

The decline in long-term debt is a result of reduced borrowing levels on the Company's revolving line of credit as the Company is better able to meet liquidity needs through funds generated by operations, and also due to the absence of acquisitions in the current fiscal year.

The $1.6 million increase in deferred revenue is due mainly to payment terms in advance of revenue recognition on certain new contract signings. This reflects the Company's strategy of structuring new contracts with more favorable payment terms.

The increase in income taxes payable from $.5 million at March 31, 1998, to $1.6 million at September 30, 1998, reflects additional provision for income taxes on net earnings during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations and the utilization of its revolving credit line. The Company's operating activities provided cash of approximately $4.5 million for the six months ended September 30, 1998 primarily through net earnings before non-cash depreciation and amortization, as well as through increases in deferred revenue. The Company's operating activities used cash of $.7 million for the six months ended September 30, 1997.

The Company's investing activities provided net cash of $.9 million for the period ended September 30, 1998 due primarily to the repayment of the $.5 million note receivable from RICOL, LLC, the liquidation of the Company's short-term investments and offset by capital expenditures. For the period ended September 30, 1997, the Company's investing activities used cash of approximately $7.8 million due primarily to cash used to acquire the Boulder division and SunRise Imaging for $9.6 million and capital expenditures of $.7 million, offset, in part, by the sale of short-term investments which yielded approximately $2.5 million.

Financing activities used cash of $8.7 million during the six month period ended September 30, 1998 as a result of the paydown on the Company's revolving credit line. During the six month period ended September 30, 1997, financing activities provided approximately $7.3 million, $6.5 million of which reflects proceeds from long-term debt.

In July 1998, the Company negotiated an arrangement with its bank to refinance its debt into a $15.0 million revolving credit facility to be used principally for working capital and a $4.0 million term loan which has been utilized in the past for acquisitions. During the third quarter of fiscal 1999 the Company repaid the outstanding principal balance on the term loan and extended the revolving credit facility to January 4, 2000. The revolving line of credit agreement contains certain restrictive covenants, which restrict the Company's ability to pay dividends and requires the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as amended.

The Company believes that the cash generated from operations, as well as the use of the revolving credit line will provide sufficient resources to fund the Company through at least the end of fiscal year 1999.

YEAR 2000 COMPLIANCE

         Many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, are coded to accept only two digit entries in the date code field, and thus, were not designed to correctly process dates after December 31, 1999. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded or are being upgraded to comply with such "Year 2000" requirements.

         The Company has assessed the impact of such "Year 2000" issues on its products, its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has determined that certain of its internal IT and non-IT systems are not Year 2000 compliant and is currently in the process of purchasing upgrades or transitioning to systems which the Company's vendors have represented as being Year 2000 compliant. The Company believes that with modifications and conversions, the Year 2000 issue can be managed and the associated risks mitigated. The Company anticipates that its internal systems will be Year 2000 compliant by June 30, 1999.

With regard to the Company's products, the Company believes that the current versions of all products are Year 2000 compliant. However, certain older product versions are not Year 2000 compliant. The Company is in the process of notifying its customers of potential Year 2000 compliance problems and offering customers the opportunity to purchase upgrades.

         The Company is unable to control whether its suppliers and service providers will be Year 2000 compliant. However, the Company has initiated communications with its significant vendors to determine the extent to which the Company's operations may be vulnerable to such parties failure to resolve their own Year 2000 issues. The Company's operations may be affected to the extent that its vendors are unable to provide services or ship products. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of those entities to be Year 2000 ready. The Company has not received responses from all of its significant vendors, and thus, the effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready cannot be estimated.

         Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or its significant vendors are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan in calendar year 1999 following the anticipated completion of its internal remediation and the assessment of the compliance of the Company's significant vendors. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

         While it is difficult to quantify the total cost to the Company of the Year 2000 compliance activities, the Company's best estimate of expenditures is between $200,000 - $300,000 of which, $100,000 has been spent to date. Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by its third party vendors with respect to Year 2000 compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurances that Year 2000-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company. There can be no guarantee that Year 2000 issues will not have a material impact on the Company's business, operating results and financial condition.

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

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on September 16, 1998. Of the 11,334,642 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 9,910,238 common shares, representing 87.4% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following two proposals were presented and voted on at the stockholders' meeting:

Proposal One: Each of the six nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected:
R. Giles, J. Hardy, D. Driscoll, C. Smith, A. Wong and P. Higgins.

Proposal Two: To ratify the appointment of Deloitte & Touche LLP as independent auditors. The voting results were: For 9,892,025; Against 8,400; Abstain 9,813; Broker Non-Vote 0.

Item 5 - OTHER INFORMATION

         Any stockholder desiring to submit a proposal for action at the 1999 Annual Meeting of Stockholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company's offices, Attn: Secretary, Printrak International Inc., 1250 N. Tustin Avenue, Anaheim, California 92807, no later than April 15, 1999 in order to be considered for inclusion in the Company's proxy statement relating to the meeting. Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the Securities and Exchange Commission and other laws and regulations to which interested persons should refer.

         On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment to Rule 14a-

4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by June 30, 1999, the Company will be allowed to use its voting authority as outlined.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

10.1 First Amendment to the Amended and Restated Loan Agreement with Union Bank dated November 5, 1998.

10.2 Promissory Note with Union Bank in the amount of $15,000,000 dated November 2, 1998

27   Financial Data Schedule

The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRINTRAK INTERNATIONAL INC.
                               (REGISTRANT)


                               BY    /s/  RICHARD M. GILES
                                     -------------------------------------------
                                     Name:    Richard M. Giles
                                     Title:   Chief Executive Officer, President
                                              and acting Chief Financial Officer

November 16, 1998