Form 10-Q
period 1998-12-31
PRINTRAK INTERNATIONAL INC
filed 1999-02-16
CIK 1013050

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

(   )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________TO

       ___________________

Commission File Number: 000-20719

                           PRINTRAK INTERNATIONAL INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      33-0070547
            --------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1250 North Tustin Avenue  Anaheim, California                92807
---------------------------------------------                -----
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

                                  X     Yes       No
                                -----        ----

     11,361,432 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of January 31, 1999.

                                    FORM 10-Q
                                    CONTENTS

                                                                        Page Number
                                                                        -----------
PART I -     FINANCIAL INFORMATION
             ---------------------
     Item 1:  Financial Statements
     ------------------------------

     Consolidated Balance Sheets at December 31, 1998 (unaudited)
     and March 31, 1998................................................         1

     Unaudited Consolidated Statements of Operations for the three-month
     period ended December 31, 1998 and 1997...........................         2

     Unaudited Consolidated Statements of Operations for the nine-month
     period ended December 31, 1998 and 1997.............................       3

     Unaudited Consolidated Statements of Cash Flows for the nine-month
     period ended December 31, 1998 and 1997.............................        4

     Notes to the Unaudited Consolidated Financial Statements............        6

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................      10


PART II -    OTHER INFORMATION
             -----------------

     Item 1: Legal Proceedings............................................      18

     Item 2: Changes in Securities and Use of Proceeds....................      18

     Item 3: Defaults upon Senior Securities..............................      18

     Item 4: Submission of Matters to a Vote of Security Holders..........      18

     Item 5: Other Information............................................      18

     Item 6: Exhibits and Reports on Form 8-K.............................      19

     Signature  ..........................................................      20


                           PRINTRAK INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                     AT DECEMBER 31, 1998 AND MARCH 31, 1998

                                 (IN THOUSANDS)

                                                                                         December 31,         March 31,
                                                                                             1998               1998
                                                                                         (unaudited)          (audited)
                                                                                       ----------------    ---------------
                                        ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents.........................................................       $ 1,637             $ 3,763
    Short-term investments............................................................             -               1,101
    Accounts receivable, net (Note 2).................................................        27,151              28,129
    Inventories, net (Note 3).........................................................         7,156               8,229
    Prepaid expenses and other current assets.........................................         1,605               2,413
    Deferred income taxes.............................................................         4,056               1,763
                                                                                           ---------            --------
        Total current assets..........................................................        41,605              45,398

Notes receivable from related parties.................................................            70                 558
Property, plant and equipment, net ...................................................         3,732               5,086
Deferred income taxes.................................................................         4,679               2,243
Other long-term assets................................................................         3,196               2,475
Goodwill and other intangible assets, net.............................................         2,499               2,835
                                                                                           ---------            --------
TOTAL ASSETS                                                                                 $55,781             $58,595
                                                                                           ---------            --------
                                                                                           ---------            --------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:

    Accounts payable.................................................................         $4,828             $ 6,538
    Accrued wages and employee benefits..............................................          2,407               3,178
    Other accrued liabilities........................................................          7,067               7,194
    Current portion of long-term debt (Note 4).......................................            217               1,056
    Deferred revenue.................................................................          9,518               8,640
    Income taxes payable.............................................................            346                 477
                                                                                           ---------            --------
       Total current liabilities                                                              24,383              27,083

Long-term debt, less current portion (Note 4)........................................            948              10,960
                                                                                           ---------            --------
       Total liabilities.............................................................         25,331              38,043

 STOCKHOLDERS' EQUITY:

    Common stock ($.0001 par value; 20,000,000 shares authorized;
    11,361,382 and 11,269,203 shares issued and outstanding) ........................              1                   1
    Additional paid-in capital.......................................................         18,151              17,850
    Retained earnings................................................................         12,589               3,052
    Unrealized gain on short-term investments........................................             20                  11
    Note receivable from stockholder.................................................           (300)               (300)
    Cumulative foreign exchange translation adjustment...............................            (11)                (62)
                                                                                           ---------            --------
       Total stockholders' equity....................................................         30,450              20,552
                                                                                           ---------            --------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                                     $55,781            $ 58,595
                                                                                           ---------            --------
                                                                                           ---------            --------

        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Three-month      Three-month
                                                                                     period ended      period ended
                                                                                      December 31,     December 31,
                                                                                          1998             1997
                                                                                      ------------     ------------
REVENUES:
System........................................................................          $19,280           $20,307
Maintenance...................................................................            4,439             3,473
                                                                                    -----------       -----------
    Total revenues ...........................................................           23,719            23,780

COST OF REVENUES:
System........................................................................           11,979            11,030
Maintenance...................................................................            2,691             2,630
                                                                                    -----------       -----------
    Total cost of revenues ...................................................           14,670            13,660

     Gross profit.............................................................            9,049            10,120

OPERATING EXPENSES:
Research, development and engineering.........................................              642             3,019
Selling, general and administrative ..........................................            5,788             6,178
Restructuring charges.........................................................                -               663
                                                                                    -----------       -----------
    Total operating expenses..................................................            6,430             9,860
                                                                                    -----------       -----------
    Operating income .........................................................            2,619               260

Other expense.................................................................              209               142
                                                                                    -----------       -----------
    Income before provision for income taxes..................................            2,410               118
Provision (benefit) for income taxes..........................................           (5,930)               43
                                                                                    -----------       -----------
    Net income ...............................................................           $8,340               $75
                                                                                    -----------       -----------
                                                                                    -----------       -----------
    Net income per common share:
    Basic.....................................................................             $.73              $.01
                                                                                    -----------       -----------
                                                                                    -----------       -----------
    Diluted...................................................................             $.70              $.01
                                                                                    -----------       -----------
                                                                                    -----------       -----------
    Number of shares used in the computation of earnings per share:
    Basic.....................................................................       11,357,000        11,148,000
                                                                                    -----------       -----------
                                                                                    -----------       -----------
    Diluted...................................................................       11,865,000        11,530,000
                                                                                    -----------       -----------
                                                                                    -----------       -----------

        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Nine-month       Nine-month
                                                                                  period ended     period ended
                                                                                  December 31,     December 31,
                                                                                      1998             1997
                                                                                  -------------    -------------
REVENUES:
System........................................................................          $48,496           $48,603
Maintenance...................................................................           11,861             9,665
                                                                                    -----------        ----------
    Total revenues ...........................................................           60,357            58,268

COST OF REVENUES:
System........................................................................           27,214            26,426
Maintenance...................................................................            8,301             6,448
                                                                                    -----------        ----------
    Total cost of revenues ...................................................           35,515            32,874

    Gross profit..............................................................           24,842            25,394

OPERATING EXPENSES:
Research, development and engineering.........................................            4,495             8,089
Selling, general and administrative ..........................................           15,726            15,448
In-process R & D expense......................................................                -             5,900
Merger expenses...............................................................                -               874
Restructuring charges.........................................................                -               663
                                                                                    -----------        ----------
    Total operating expenses..................................................           20,221            30,974

    Operating income (loss)...................................................            4,621            (5,580)

Other expense (income)........................................................              370              (103)
                                                                                    -----------        ----------
    Income (loss) before provision for income taxes...........................            4,251            (5,477)

Provision (benefit) for income taxes..........................................           (5,286)              159
                                                                                    -----------        ----------
    Net income (loss).........................................................           $9,537          $ (5,636)
                                                                                    -----------        ----------
                                                                                    -----------        ----------
    Net income (loss) per common share:
     Basic....................................................................             $.84            $ (.50)
                                                                                    -----------        ----------
                                                                                    -----------        ----------
     Diluted..................................................................             $.82            $ (.50)
                                                                                    -----------        ----------
                                                                                    -----------        ----------
     Number of shares used in the computation of earnings per share:
     Basic....................................................................       11,315,000        11,186,000
                                                                                    -----------        ----------
                                                                                    -----------        ----------
     Diluted..................................................................       11,689,000        11,186,000
                                                                                    -----------        ----------
                                                                                    -----------        ----------

        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Nine-month       Nine-month
                                                                                      period ended     period ended
                                                                                       December 31,     December 31,
                                                                                           1998             1997
                                                                                      -------------    -------------
 Cash flows from operating activities:
    Net income (loss).........................................................            $9,537          $(5,636)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................             2,477            2,557
    Write-off of In process R&D...............................................                 -            5,900
    Loss on sale of fixed assets..............................................               179               17
    Deferred income taxes.....................................................            (4,729)             103
    Changes in operating assets and liabilities:
       Accounts receivable, net...............................................               976           (5,462)
       Inventories, net.......................................................             1,173            1,352
       Prepaid expenses and other current assets..............................               807           (1,214)
       Other long-term assets................................................               (721)            (239)
       Accounts payable and other current liabilities.........................            (1,841)            (940)
       Accrued wages and employee benefits....................................              (896)           2,996
       Deferred revenue......................................................                881            3,254
                                                                                      ----------        ---------
    Net cash provided by operating activities..................................            7,843            2,688

Cash flows from investing activities:
    Capital expenditures......................................................            (1,070)          (2,603)
    Proceeds from the sale of PPE.............................................                 5                -
    Net proceeds from notes receivable........................................               488              (11)
    Business acquisitions.....................................................                 -           (9,606)
    Proceeds from sale of short-term investments .............................             1,110            2,983
                                                                                      ----------        ---------
    Net cash (used in) provided by investing activities.......................               533           (9,237)
 Cash flows from financing activities:
    Proceeds from long-term debt..............................................                 -            3,331
    Principal repayments on long-term debt....................................           (10,851)               -
    Proceeds from exercise of stock options...................................               301              793
                                                                                      ----------        ---------
      Net cash (used in) provided by financing activities.....................           (10,550)           4,124
Effect of exchange rate changes on cash balances..............................                48                5
                                                                                      ----------        ---------
 Net change  in cash and cash equivalents......................................           (2,126)          (2,420)
 Cash and cash equivalents, beginning of year..................................            3,763            3,832
                                                                                      ----------        ---------
Cash and cash equivalents, end of period......................................            $1,637           $1,412
                                                                                      ----------        ---------
                                                                                      ----------        ---------



                                                                                       Nine-month       Nine-month
                                                                                      period ended     period ended
                                                                                       December 31,     December 31,
                                                                                           1998             1997
                                                                                      -------------    -------------
Non-cash transaction-transfer of inventory to (from) fixed assets                           (100)             770
Supplemental disclosure of cash flow information:
     Interest paid ...........................................................               $88             $389
                                                                                      ----------        ---------
                                                                                      ----------        ---------
     Income taxes paid........................................................              $197             $178
                                                                                      ----------        ---------
                                                                                      ----------        ---------

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of December 31, 1998 and for the three-month and nine-month periods ended December 31, 1998 and 1997, respectively. The results of operations for the three-month and nine-month periods ended December 31, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 1999. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

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

COMPREHENSIVE INCOME - Effective April 1, 1998, the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE Income. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For the three-month and nine-month periods ended December 31, 1998, the difference between net income, as reported, and comprehensive income was not significant.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                                                   December 31,           March 31,
                                                                                      1998                  1998
                                                                                   (unaudited)            (audited)
                                                                                   -------------          ----------
         Billed receivables..................................................         $21,771               $18,641
         Unbilled receivables................................................           6,253                10,840
                                                                                      -------               -------
                                                                                       28,024                29,481
         Less allowance for doubtful accounts................................            (873)               (1,352)
                                                                                      -------               -------
                                                                                      $27,151               $28,129
                                                                                      -------               -------
                                                                                      -------               -------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

Inventories consist of the following:

                                                                                  December 31,          March 31,
                                                                                      1998                1998
                                                                                  (unaudited)           (audited)
                                                                                  ------------          ---------
         Raw materials.......................................................       $  4,444              $  4,979
         Work in progress....................................................          4,126                 4,657
                                                                                    --------              --------
                                                                                       8,570                 9,636
         Less allowance for inventory obsolescence and revaluation...........         (1,414)               (1,407)
                                                                                    --------              --------
                                                                                    $  7,156              $  8,229
                                                                                    --------              --------
                                                                                    --------              --------

4.  DEBT

Debt consists of the following:

                                                                         December 31,         March 31,
                                                                             1998               1998
                                                                          (unaudited)         (audited)
                                                                          -----------         ---------

     Revolving line of credits with bank:
     Working capital line ............................................       $    795           $  7,488
     Acquisition line.................................................              -              4,000


     Obligations under capital leases.................................            370                528
                                                                             --------          ---------
          Total debt..................................................          1,165             12,016
     Less current portion of long-term debt...........................           (217)            (1,056)
                                                                             --------          ---------
                                                                             $    948           $ 10,960
                                                                             --------          ---------
                                                                             --------          ---------

During the third quarter of fiscal 1999, the Company repaid the outstanding principal balance on its $4.0 million term loan and extended its revolving credit facility to January 4, 2000. The revolving line of credit agreement contains certain restrictive covenants, which restrict the Company's ability to pay dividends and requires the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as amended.

5.  NET INCOME AND NET INCOME PER SHARE

SFAS No. 128 requires dual presentation of "basic" and "diluted" earnings per share, thus replacing "primary" and "fully diluted" earnings per share required under APB No. 15. Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the inclusion of common stock equivalents and their potential dilution. Diluted EPS is similar to fully diluted EPS; however, it uses the average stock price during the period as part of the computation. Common stock equivalents are excluded from the EPS calculation for the nine-months ended December 31, 1997 because their effect would be anti-dilutive.

The number of shares used in computing EPS is as follows for the three-month period ended December 31:

                                                                                         1998                 1997
                                                                                      ----------           ----------
        Weighted average shares outstanding-basic...........................          11,357,000           11,148,000
        Common Stock equivalents............................................             508,000              382,000
                                                                                      ----------           ----------
        Weighted average shares outstanding - diluted.......................          11,865,000           11,530,000
                                                                                      ----------           ----------
                                                                                      ----------           ----------

The number of shares used in computing EPS is as follows for the nine-month period ended December 31:


                                                                                         1998                 1997
                                                                                      ----------           ----------
        Weighted average shares outstanding-basic...........................          11,315,000           11,186,000
        Common Stock equivalents............................................             374,000                    -
                                                                                      ----------           ----------
        Weighted average shares outstanding - diluted.......................          11,689,000           11,186,000
                                                                                      ----------           ----------
                                                                                      ----------           ----------

6. RESTRUCTURING CHARGES

In fiscal 1998, the Company announced a formal plan for restructuring both its SunRise and TFP subsidiaries to realize cost savings and capitalize on synergies by consolidating the subsidiaries into the Company's Anaheim operations. The restructuring charges include lease termination and facility closure costs, losses on the disposition of fixed assets and severance costs for terminated employees. During the second quarter of fiscal 1998, the Company substantially completed the restructuring activities, with the exception of subleasing its Fremont, California facility, and actual costs have not differed significantly from amounts previously accrued. Approximately $155,000 of accrued restructuring costs are included in accrued liabilities as of December 31, 1998, which principally relate to future lease commitments and unpaid severance.

7. PROVISION (BENEFIT) FOR INCOME TAXES

The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS 109, "Accounting for Income Taxes". As a result of numerous factors, including, but not limited to the Company's earnings history, existing contracts, sales backlog, the existence of taxable temporary differences, and near-term earnings expectations, the Company believes that its net deferred tax asset is more likely than not to be realized, and in the third quarter of 1999, released its deferred tax valuation allowance totaling $6.155 million. Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended December 31, 1998 with the three-month period ended December 31, 1997, as well as the nine-month period ended December 31, 1998 with the nine-month period ended December 31, 1997. This discussion should be read in conjunction with the financial statements and associated notes.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1997

TOTAL REVENUES

The Company's total revenues are comprised of system revenues, which include products, file conversion, data mapping services and system installations, and maintenance revenues related to hardware and software support.

Total revenues of $23.7 million for the three-month period ended December 31, 1998 decreased slightly from $23.8 million for the three-month period ended December 31, 1997. The Company's AFIS product line contributed $15.1 million to total revenues for the three-month period ended December 31, 1998 compared to $14.8 million for the same period in the previous year. This increase was partially offset by a decrease in revenue from the Mugshot product line. The Company's Mugshot product line contributed $1.5 million to total revenues for the three-month period ended December 31, 1998, a decrease of $1.4 million, or 49.0%, from $2.9 million in total revenues for the same period in the previous year. Management believes this reduction is primarily attributable to the Company transitioning its sales efforts from smaller scale to larger scale contracts.

System revenues of $19.3 million for the three-month period ended December 31, 1998 decreased $1.0 million, or 4.9%, from $20.3 million for the three-month period ended December 31, 1997. This decrease is primarily attributable to lower revenues from the Company's Mugshot and CAD/RMS product lines.

Maintenance revenues of $4.4 million for the three-month period ended
December 31, 1998 increased $0.9 million, or 27.8%, from $3.5 million for the three-month period ended December 31, 1997. This increase is primarily attributable to an overall expansion of the customer base over the prior year.

GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of the Company's products, manufacturing or assembly labor and overhead, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete system installations.

Overall gross profit of $9.0 million for the three-month period ended December 31, 1998 decreased $1.1 million from $10.1 million for the three-month period ended December 31, 1997. Overall gross margin was 38.2% for the three-month period ended December 31, 1998, down from 42.6% for the three-month period ended December 31, 1997. The gross profit for system revenues of $7.3 million for the three-month period ended December 31, 1998 decreased $2.0 million from $9.3 million, which includes $632,000 of restructuring reserve costs, for the three-month period ended December 31, 1997. System gross margin also decreased to 37.9% for the three-month period ended December 31, 1998 from 45.7% for the three-month period ended December 31, 1997. Maintenance gross profit of $1.7 million for the three-month period ended December 31, 1998 increased $0.9 million from $.8 million for the three-month period ended December 31, 1997. Gross margin related to maintenance revenue increased to 39.4% for the three-month period ended December 31, 1998 from 24.3% for the three-month period ended December 31, 1997.

The decrease in system gross margin reflects an additional provision of $2 million to accrue for additional costs related to larger contracts. The decrease in system gross margin reflects the increased allocation of resources to contract specific tasks, primarily due to increased customization for certain contracts. The increase in the Company's maintenance gross margin is partially due to renegotiations of several low margin contracts the Company inherited from its TFP and Boulder acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three-month period ended December 31, 1998, SG&A expenses decreased to $5.8 million from $6.2 million for the three-month period ended December 31, 1997. SG&A expenses, as a percentage of revenues, decreased to 24.4% for the three-month period ended December 31, 1998 from 26.0% for the three-month period ended December 31, 1997. The decrease primarily reflects cost savings resulting from cost synergies associated with the SunRise and TFP integrations into Anaheim.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses of $.6 million for the three-month period ended December 31, 1998, decreased 78.7% from $3.0 million for the three-month period ended December 31, 1997. RD&E expenses, as a percentage of revenues, decreased to 2.7% for the three-month period ended December 31, 1998 from 12.7% for the three-month period ended December 31, 1997. The decrease in RD&E expenses is primarily attributable to the diversion of a large portion of the Company's R & D effort to the performance of new contracts. The Company expects the RD&E expense to increase next quarter.

PROVISION FOR INCOME TAXES

Income tax benefit for the three-month period ended December 31, 1998 equaled $5.9 million compared to an income tax provision of $43,000 for the three-month period ended December 31, 1997. The current quarter benefit reflects the reversal of the valuation allowance against the Company's net deferred tax asset.

The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS 109, "Accounting for Income Taxes". As a result of numerous factors, including, but not limited to the Company's earnings history, existing contracts, sales backlog, the existence of taxable temporary differences, and near-term earnings expectations, the Company believes that its net deferred tax asset is more likely than not to be realized, and in the third quarter of 1999, released its deferred tax valuation allowance totaling $6.155 million. Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997

TOTAL REVENUES

Total revenues of $60.4 million for the nine-month period ended December 31, 1998, increased $2.1 million, or 3.5, from $58.3 million for the nine-month period ended December 31, 1997. This increase was primarily attributable to the Company's acquisitions during fiscal year 1998. For the first nine months of fiscal year 1999, the Company's acquired Boulder and SunRise divisions together contributed an incremental $8.2 million to the increase in total revenues. Offsetting this increase in revenue is a decline in the Company's AFIS product line system revenue of $4.5 million primarily due to the timing of completion of contract elements which drive revenue recognition. System revenues for the mugshot product line decreased $4.1 million primarily attributable to the Company transitioning its sales efforts from smaller scale to larger scale contracts.

Maintenance revenue of $11.9 million for the nine-month period ended December 31, 1998, increased $2.2 million, or 22.7%, from $9.7 million for the nine-month period ended December 31, 1997. The increase is primarily attributable to an overall expansion of the customer base over the prior year.

GROSS PROFIT

Overall gross profit of $24.8 million for the nine-month period ended December 31, 1998 decreased 2.2% from $25.4 million for nine-month period ended December 31, 1997. Gross margin was 41.2% for the nine-month period ended December 31, 1998, down from 43.6% for the nine-month period ended December 31, 1997. Gross profit for system revenues decreased to $21.3 million for the nine-month period ended December 31, 1998 from $22.2 million for the nine-month period ended December 31, 1997. System gross margin decreased to 43.9% for the nine-month period ended December 31, 1998 from 45.6% from the nine-month period ended December 31, 1997. Overall maintenance gross profit of $3.6 million for the nine-month period ended December 31, 1998 increased $.3 million from $3.2 million for the nine-month period ended December 31, 1997. Gross margin related to maintenance revenues decreased to 30.0% for the nine-month period ended December 31, 1997 compared to 33.3% for the nine-month period ended December 31, 1997.

The decrease in system margin is primarily attributable to increased allocation of RD&E expenses to contract specific tasks, primarily due to increased customization for certain contracts. The decrease in the Company's maintenance margin is due in part to the duplicative resource costs incurred between AFIS and TFP during the transition of TFP into Anaheim operations, as well as the result of several low margin maintenance contracts the Company's Boulder division inherited through acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses of $15.7 million for the nine-month period ended December 31, 1998, increased 1.8% from $15.4 million for the nine-month period ended December 31, 1997. SG&A expenses, as a percentage of revenues, decreased slightly to 26.1% for the nine-month period ended December 31, 1998 from 26.5% for the nine-month period ended December 31, 1997. The $.3 million increase reflects additional costs related to the Company's Boulder and SunRise divisions acquired in fiscal 1998.

RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E expenses of $4.5 million for the nine-month period ended December 31, 1998 decreased 44.4% from expenses of $8.1 million for the nine-month period ended December 31, 1997. RD&E expenses, as a percentage of revenues, decreased to 7.4% for the nine-month period ended December 31, 1998, down from 13.9% for the nine-month period ended December 31, 1997. This $3.6 million decrease is primarily the result of increased allocation of resources to contract specific tasks, primarily due to increased customization for certain contracts, which are classified as cost of revenues, as well as a reduction in contract labor. The Company is actively recruiting to backfill the open RD&E positions.

OTHER (EXPENSE) INCOME

Other expense for the nine-month period ended December 31, 1998 equaled $370,000 in comparison to other income of $103,000 for the nine-month period ended December 31, 1997. Other expense for the nine-month period ended December 31, 1998 reflects a decrease of approximately $300,000 in interest income due to the liquidation of certain Company investments, as well as additional interest expense on borrowings under the Company's line of credit.

PROVISION FOR INCOME TAXES

Income tax benefit for the nine-month period ended December 31, 1998 equaled $5.3 million compared to expense of $159,000 for the nine-month period ended December 31, 1997. The Company's current year tax benefit reflects the reversal of the valuation allowance against the Company's net deferred tax asset.

The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS 109, "Accounting for Income Taxes". As a result of numerous factors, including, but not limited to the Company's earnings history, existing contracts, sales backlog, the existence of taxable temporary differences, and near-term earnings expectations, the Company believes that its net deferred tax asset is more likely than not to be realized, and in the third quarter of 1999, released its deferred tax valuation allowance totaling $6.155 million. Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized.

BACKLOG

The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, the Company includes in backlog contract revenue not recognized at the period end. As of December 31, 1998, the Company's system revenue backlog approximated $95 million, compared to $36 million as of September 30, 1998 and $31 million on December 31, 1997. In addition, the Company's maintenance revenue backlog approximated $16 million as of December 31, 1998. The increase in system revenue backlog reflects the Company's $46 million contract with Siemens Argentina entered into in October 1998. The six year contract is to provide automated fingerprint technology to the Argentina government as part of their national ID program.

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

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments declined from $4.9 million at March 31, 1998 to $1.6 million at December 31, 1998 as a result of paydowns on the Company's line of credit as well as the liquidation of short term investments. Prepaid expenses and other current assets declined $.8 million during the period as a result of the reduction of a current non-trade receivable.

The increase in deferred income taxes reflects the tax benefit to be realized from anticipated future earnings.

During the first quarter, the Company's Chief Executive Officer and President, Richard M. Giles, repaid a $500,000 note associated with the sale of the building from the Company to a limited liability partnership controlled by Mr. Giles. As a result, the notes receivable from related parties declined from $558,000 to $70,000.

The decrease in the net balance of property, plant and equipment of $1.4 million from $5.1 million at March 31, 1998 to $3.7 million at December 31, 1998 reflects capital expenditures of approximately $1.1 million, capital deletions of approximately $.4 million and depreciation expense of $2.1 million.

The decrease in accounts payable primarily reflects lower purchases of inventory as of the end of the current quarter as well as the timing of quarter end disbursements.

The decrease in accrued wages and employee benefits is primarily the result of the number of days of accrued payroll at March 31, 1998 versus December 31, 1998.

The decline in long-term debt is a result of reduced borrowing levels on the Company's revolving line of credit as the Company is better able to meet liquidity needs through funds generated by operations, and also due to the absence of acquisitions in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through the cash provided by its operations and the utilization of its revolving credit line. The Company's operating activities provided cash of approximately $7.8 million for the nine-months ended December 31, 1998 primarily through net earnings before deferred tax adjustment and non-cash depreciation and amortization. The Company's operating activities provided cash of $2.7 million for the nine-months ended December 31, 1997.

The Company's investing activities provided net cash of $.5 million for the period ended December 31, 1998 due primarily to the repayment of the $.5 million note receivable from RICOL, LLC and proceeds of $1.1 million on the liquidation of the Company's short-term investments, offset by capital expenditures of $1.1 million. For the period ended December 31, 1997, the Company's investing activities used cash of approximately $9.2 million due primarily to cash used to acquire the Boulder division and SunRise Imaging for $9.6 million and capital expenditures of $2.6 million, offset, in part, by the sale of short-term investments which yielded approximately $3.0 million.

Financing activities used cash of $10.6 million during the nine-month period ended December 31, 1998 as a result of the paydown on the Company's revolving credit line. During the nine-month period ended December 31, 1997, financing activities provided approximately $4.1 million, $3.3 million of which reflects proceeds from long-term debt.

During the third quarter of fiscal 1999 the Company repaid the outstanding principal balance on its $4.0 million term loan and extended its $15.0 million revolving credit facility to January 4, 2000. The revolving line of credit agreement contains certain restrictive covenants, which restrict the Company's ability to pay dividends and requires the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as amended.

The Company believes that the cash generated from operations, as well as the use of the revolving credit line will provide sufficient resources to fund the Company through at least the end of fiscal year 1999.

YEAR 2000 COMPLIANCE

Many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, are coded to accept only two digit entries in the date code field, and thus, were not designed to correctly process dates after December 31, 1999. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. As a result, in less than nine months, computer systems and software used by many companies may need to be upgraded or are being upgraded to comply with such "Year 2000" requirements.

The Company has assessed the impact of such "Year 2000" issues on its products, its internal IT and non-IT systems, as well as on its customers, suppliers and service providers. The Company has determined that certain of its internal IT and non-IT systems are not Year 2000 compliant and is currently in the process of purchasing upgrades or transitioning to systems which the Company's vendors have represented as being Year 2000 compliant. The Company believes that with modifications and conversions, the Year 2000 issue can be managed and the associated risks mitigated. The Company anticipates that its internal systems will be Year 2000 compliant by June 30, 1999. With regard to the Company's products, the Company believes that the current versions of all products are Year 2000 compliant. However, certain older product versions are not Year 2000 compliant. The Company has notified its customers of potential Year 2000 compliance problems and has offered such customers the opportunity to purchase upgrades.

The Company is unable to control whether its suppliers and service providers will be Year 2000 compliant. However, the Company has initiated communications with its significant vendors to determine the extent to which the Company's operations may be vulnerable to such parties' failure to resolve their own Year 2000 issues. The Company's operations may be affected to the extent that its vendors are unable to provide services or ship products. Where practicable, the Company will assess and attempt to mitigate its risks with respect to failure of those entities to be Year 2000 ready. The Company has not received responses from all of its significant vendors, and thus, the effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready cannot be estimated. The inability of these third parties to remediate their Year 2000 problems could have a material adverse effect on the Company.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company has prepared a contingency plan that specifies what it plans to do if it or its significant vendors are not Year 2000 compliant in a timely manner. Even if these plans are put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

While it is difficult to quantify the total cost to the Company of the Year 2000 compliance activities, the Company's best estimate of expenditures to date is between $200,000 - $300,000. The total remaining cost is estimated to be approximately $250,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by its third party vendors with respect to Year 2000 compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurances that Year 2000-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company. There can be no guarantee that Year 2000 issues will not have a material impact on the Company's business, operating results and financial condition.

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

On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by June 30, 1999, the Company will be allowed to use its voting authority as outlined.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

         10.1 Industrial Lease dated December 23, 1998 between the Company and The Irvine Company.

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company did not file any current reports on Form 8-K during the three-month period ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRINTRAK INTERNATIONAL INC.
                                      (REGISTRANT)

                                       By   /s/  RICHARD M. GILES
                                           ----------------------------------
                                           Name:    Richard M. Giles
                                           Title:   Chief Executive Officer,
                                                    President and acting Chief
                                                    Financial Officer

February   , 1998