Form 10-K405
period 1999-03-31
PRINTRAK INTERNATIONAL INC
filed 1999-06-29
CIK 1013050

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

                 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-20719

                            ------------------------

                          PRINTRAK INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                               33-0070547
       (State or other jurisdiction           (I.R.S. Employer Identification
      incorporation or organization)                       No.)

    1250 NORTH TUSTIN AVENUE, ANAHEIM,                     92807
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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's Common Stock held by non-affiliates on May 28, 1999 (based upon the average of the high and low sales prices of such stock on such date) was $30,540,008. As of May 28, 1999, 11,441,552 shares of the Registrant's common stock, par value $0.0001 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PRINTRAK INTERNATIONAL INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                     INDEX

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

PART IV
  Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K
  Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Printrak International Inc. (the "Company") is a worldwide supplier of integrated identification and information systems used in public safety applications and civil applications such as national ID programs. In the public safety market, Printrak's Digital Justice Solution-TM- provides networked fingerprint, photo imaging, computer-aided dispatch, automated records management and jail management systems. Printrak's civil systems prevent identity fraud and provide the identification infrastructure for emerging commercial fingerprint biometric applications. The Company's systems serve approximately 700 national, state, county and municipal agencies in 36 countries.

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

    The Company's fiscal year ends on March 31 and references to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1999" refers to the 12 months ended March 31, 1999.

PRODUCTS

    The following hardware and software products represent the Company's current product offerings:

    AUTOMATED FINGERPRINT IDENTIFICATION SYSTEMS. The Company's automated fingerprint identification system ("AFIS") products represent a comprehensive, fully integrated architecture for the capture and input of fingerprint images, including image processing, search processing and overall database management. Each AFIS system is comprised of a number of components, including: 1) tenprint workstations which scan inked fingerprint cards and palmprints while performing quality control, data descriptor entry and fingerprint search initiation. The tenprint workstations also perform search verification and disposition; 2) livescan stations, typically installed in a booking environment, to electronically capture and transmit fingerprints, mugshots and arrest information; 3) latent workstations which are used by latent fingerprint examiners to capture, enhance, encode, search, verify and dispose latent prints from a crime scene; 4) Capture! stations that capture fingerprint images using a flatbed scanner, perform image quality assessment, and transmit fingerprint data; 5) ID stations, equipped with single-finger live scanners, that electronically capture, process and transmit fingerprint image data; 6) image processing technology that extracts the searchable features from raw fingerprint image data; 7) scalable search processing technology that matches the extracted features of the search fingerprint against the agencies' fingerprint databases; 8) data storage and retrieval systems which contain large databases of compressed fingerprint and palmprint images as well as the searchable fingerprint feature data; 9) NIST archive/server systems that store electronic fingerprint and descriptor data, and which provide an open interface between the agency's Printrak AFIS system and the AFIS systems of other agencies; and 10) Software products which allow an agency to customize its workflow based on individual agency specifications.

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

    In the public safety market, the Company's AFIS system gives agencies the ability to quickly and automatically associate the individual with their previous criminal history data and also allows the agency to check for outstanding warrants. This ability significantly increases the efficiency of the investigation, booking, suspect identification, incarceration and release functions. In the civil market, the Company's AFIS systems allow agencies to detect attempts at duplicate enrollment under different names. This prevents individuals from obtaining duplicate benefits under different names, and allows agencies to give immigration, voting and other rights only to qualified individuals.

    The Company's sixth generation system, the AFIS 2000 series, uses a UNIX platform. The Series 7 AFIS is the Company's latest generation of products and runs on the Microsoft NT platform.

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

    A typical mugshot system consists of various hardware and software components including booking stations, which utilize high resolution video or digital cameras for the capture of mugshots and viewing workstations for searching the mugshot database and creating photo lineups. Additionally, the systems are interfaced to data storage and retrieval systems that store the compressed photographic images and searchable data. The range of InstantImage mugshot installations encompasses stand-alone workstations to complex state-wide networks where multiple agencies share mugshot information.

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

    RECORDS MANAGEMENT. The Company's records management system ("RMS") manages the recording, indexing, tracking, viewing and analyzing of data for law enforcement, fire and emergency medical service agencies. The Law RMS provides complete records functionality for a law enforcement agency handling every phase of law enforcement activity from incident generation to assigning and tracking cases through arrest and booking. The Fire RMS provides a comprehensive suite of functionality for managing fire and emergency medical service activities. Both the RMS and Fire RMS provide extensive functionality for capturing the data required for local, state and national law and fire agency reporting. The Company's law and fire records systems are fully integrated with the Company's CAD product and operate on a Microsoft Windows NT platform.

    JAIL MANAGEMENT. The Company's jail management system assists jail administrators and staff in analyzing inmate populations and in developing the most effective jail policies. The system provides comprehensive inmate information including past incarcerations, current offense, court status, and prior institutional behavior. By providing jail administrators the tools to identify potential problem inmates, house similar inmates together, and target direct supervision toward those inmates who require it most, problems can be minimized. The Jail Manager software also includes statistical inmate reporting and calculates release dates.

    DIGITIZATION PRODUCTS. The Company's SunRise Imaging division produces microfilm scanners capable of scanning the three commonly used types of microforms: roll film, microfiche and aperture cards. Targeted to satisfy the conversion requirements of companies with large archival backfiles, the system provides high-speed throughput, image enhancement capabilities and quality control functionality which increases flexibility for microform scanning. The system is comprised of proprietary imaging hardware and software. The digitization software runs on a Microsoft Windows NT platform.

    Additionally, the Company provides the following services to complement its product offerings:

    FILE CONVERSION. The file conversion function converts agencies' tenprint cards into an electronic format. This process includes capture of images, entry or download of descriptive data, automatic encoding and classification of prints, quality review, identification of duplicates, database creation synchronization, as well as database loading. Other services include the conversion of palm print and mugshot records, and the conversion of data from existing databases on previous generation systems.

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

COMPETITION

    The market for law enforcement information systems is highly competitive and is characterized by rapidly changing technology. Historically, the principal competitors in the market for AFIS systems within the law enforcement information systems market have been Printrak, Nippon Electronics Corporation
(NEC), and SAGEM Morpho, a large, privately held company based in France. NEC and SAGEM Morpho each has the technological and market expertise to provide large scale AFIS solutions. A company named Cogent, also located in Southern California, has also been a serious AFIS competitor.

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

    In civil and commercial applications encompassing fingerprint identification technologies, there are many market competitors including Unisys, TRW and others. The Company competes in these markets on the basis of system functionality, price and customer service.

    In the digital photo mugshot market, the Company's principal competitors are EPIC Solutions, Imageware, DDSI and Dynamic Imaging. A large number of minor competitors are also present in the marketplace. The Company competes in the digital photo mugshot market on the basis of system functionality, image quality, ease of integration with other customer systems, price and customer service.

    The market for computer aided dispatch, records management and jail management systems like the AFIS market, is highly competitive and involves rapidly changing technology. The principal competitors in the CAD, RMS and jail management market have been and continue to be Intergraph and Tiburon. A significant number of secondary competitors are also present within the marketplace. Each of the principal competitors has the expertise to provide large scale, integrated CAD, RMS and jail management solutions. The nature of the competition is centered on functionality, reliability, ability to interface with the customer's mobile communication and in-vehicle systems, price and customer service.

    In the microfilm scanning market, the Company competes primarily with Mekel at the high end of the market segment. Competitors in the lower priced segment of the market, which SunRise does not generally compete against, consist primarily of Fuji and Wicks & Wilson. SunRise competes in this marketplace based upon throughput, image quality and flexibility to use multiple types of microfilm.

    Printrak has several competitors that offer some elements of enterprise-wide computing solutions for public safety agencies. However, Printrak's Digital Justice Solution-TM- currently offers the most comprehensive solution, which may include any or all of the following: AFIS, live scan, CAD, RMS, jail management, mugshot and microfilm scanners. Certain competitors such as Tiberon and Intergraph do provide solutions which include both CAD and RMS technologies.

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

RESEARCH AND PRODUCT DEVELOPMENT

    The Company considers research, development and engineering to be a vital part of its operations and continues to make substantial investments in research, development and engineering to enhance the performance, functionality and reliability of its hardware and software products, as well as to develop new product offerings. During the fiscal years ended March 31, 1997, 1998 and 1999, the Company invested 16.6%, 15.3% and 8.0%, respectively, of its revenues in research, development and engineering. See "Certain Relationships and Related Transactions--Research, development and engineering."

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

CUSTOMER SERVICE AND SUPPORT

    The Company believes that excellent customer service and support is essential to its success and has committed significant resources to these functions. As part of the Company's warranty and maintenance service agreements, on-site maintenance service is provided for the Company's AFIS systems five days per week, eight hours per day, during normal working hours. The Company's CAD/RMS and mugshot products are supported via on-site maintenance service or on-call phone service, depending on the requirements of the customer's maintenance agreement. Telephone support is provided for the Company's AFIS, mugshot, and CAD/RMS products twenty-four hours per day, seven days per week. The Company's customer support center is designed to provide focused hardware and software support to customer sites via a designated phone number. The Company's service organization includes customer service engineers, who provide on-site support and maintenance, and product support engineers, who are primarily located in the Company's headquarters facility, the Boulder, Colorado facility or in regional offices around the world.

    The Company sells annual maintenance service agreements to most of its customers, which provide for system maintenance, ongoing technical support, system documentation materials and user training. Typically, the price of AFIS, mugshot and CAD/RMS systems include a 12 month warranty which includes full support and maintenance. The Company provides a 90 day warranty with the sale of a SunRise

Imaging scanner. Individual components within any of the Company's product lines are typically warranted for 90 days.

BACKLOG

    The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, the Company includes in backlog contract revenue not recognized at the period end. The Company typically delivers its products within six to nine months after receiving an order, however, in some instances, products are provided on a shorter delivery schedule, and occasionally, more time is required. As of March 31, 1999, the Company's system revenue backlog was approximately $105.3 million, compared to $29.7 million as of March 31, 1998.

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

EMPLOYEES

    As of March 31, 1999, the Company employed 461 people on a full-time basis, 425 domestically and 36 internationally. Of this total, 99 were in research, development and engineering, 155 in customer support, 87 in assembly, materials and file conversion services, 65 in sales and marketing, and 55 in finance, information technology and administration. Printrak's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is increasingly intense in the software industry, and the Company believes this competition will continue. To date, the Company believes it has been successful in its efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

CERTAIN CONSIDERATIONS

    The Company's future operating results and stock price, may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

LENGTHY SALES AND COLLECTION CYCLE

    The sale of our products is often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures. Our total revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows, and hire additional technical expertise in addition to procuring our products, all of which involve a significant capital commitment as well as significant future support costs. Our systems therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of our products, while existing workflows are augmented so as to properly assimilate our system, and while the system is configured and shipped. Typically, the evaluation and execution of a customer contract may take a full year. Another six to nine months elapse while the system is configured, professional services are performed and the customer site is prepared. As such, it is not uncommon for the sales cycle to be two years. During this time, we expend substantial resources yet may receive no associated revenue. Any significant failure by us to execute a contract after expending such effort and funds could have a material adverse effect on our business, operating results and financial condition.

    A customer contract typically provides payment terms associated with the achievement of certain contractual milestones. Often, the contract provides for a customer deposit at contract signature, however, portions of the customer's payment may ultimately be associated with the delivery and final acceptance of the complete system. Because the system configuration, file conversion and system acceptance testing consumes a six to nine month time period, our collection cycle is often quite lengthy. As such, we expend substantial resources but may not receive payment from the customer until the completion of a substantial portion of the contract. Any significant failure by us to perform to the requirements of a specific contract could have a material adverse effect on our business, operating results and financial condition.

DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATION

    In any given fiscal year, our revenues have principally consisted, and may continue to consist, of large orders from a limited number of customers. While the individual customer may vary from period to period, we are still dependent upon large orders for a significant portion of our total system revenues. During fiscal years 1999 and 1998, no sales exceeding 10% of total revenues existed. During the fiscal year ended March 31, 1997, revenues from the Royal Canadian Mounted Police and the Florida Department of Law Enforcement were $9.0 million, or 13.7%, and $6.9 million, or 10.5%, respectively, of our total revenues. There can be no assurance that we will continue to obtain such large orders on a consistent basis, and as such, our inability to obtain sufficient large orders could have a material adverse effect on our business, operating results and financial condition. Moreover, the timing and shipment of such orders may cause our operating results in any given quarter to differ from projections of securities analysts which could adversely affect the trading price of our Common Stock.

DEPENDENCE ON CAPITAL SPENDING BY PUBLIC AGENCIES

    Substantially all of the our revenues are derived from the sale and maintenance of products delivered to domestic and foreign governmental agencies. The decision to purchase an AFIS, CAD, RMS, mugshot or jail management system generally involves a significant commitment of capital and frequent delays are often associated with significant capital expenditures. Our future performance is directly dependent upon the capital expenditure budgets of our customers and the continued demand by such customers for our products. Many domestic and foreign governmental agencies have experienced budget deficits that have also led to significant reductions in capital expenditures. Our operations in the future may be subject to period-to-period fluctuations as a consequence of such deficits or other negative factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on our business, operating results and financial condition.

RISKS ASSOCIATED WITH EXPANSION INTO ADDITIONAL MARKETS; RELIANCE ON TEAMING
  ARRANGEMENTS

    We believe that our future performance is, in part, dependent upon our ability to successfully market AFIS technology for use outside of the law enforcement market. These markets include the detection of welfare fraud, voter registration and identification, verification of immigration status, drivers' license identification and verification of eligibility of pension or medical benefits. Furthermore, the size of these contracts, when awarded, is significantly larger than contracts which we typically fulfill and often require multiple contractors. The requirements for a national ID system, for example, incorporate AFIS technology, but may also incorporate other technologies provided by other parties. In order to successfully pursue civil and commercial applications, we have entered into and will continue to enter into, where appropriate, teaming arrangements with third party system integrators. There can be no assurance regarding the performance of such third parties, or the overall success, if any, of such teaming arrangements. Additionally, there can be no assurance regarding the performance of other third parties associated with such large scale implementations, and we have no control over this aspect of any installation.

    Although we have successfully performed on some of the largest AFIS installations in the world, the applications associated with national ID programs or other civil and commercial applications, typically are much larger. Although we are confident that we can successfully implement our technology in these markets, there can be no assurance that we will be successful.

RISKS ASSOCIATED WITH ACQUISITIONS

    An important element of our strategy has been to expand our operations by acquiring companies with complementary product offerings in order to augment market coverage and strengthen technological capabilities. We have acquired companies in the past and we may make additional acquisitions of businesses, products or technologies in the future. These acquisitions have, and may continue to, result in dilutive issuance of securities, the incurrence of debt and amortization expense related to goodwill or other intangible assets. Any of these factors could adversely affect our business, operating results and financial condition.

    Acquisitions and their assimilation into our operations have presented and may continue to present us with numerous challenges. These challenges may include, but are not limited to, assimilating the technologies and products of acquired companies, locating qualified resources and incorporating separate geographic operations into the consolidated company. These challenges absorb and may continue to absorb significant management attention that would otherwise be available to the ongoing development of our core business. Moreover, there can be no assurance that the anticipated benefits of any acquisition, upon complete integration, will ultimately be realized. If our management does not effectively respond to these challenges, our business, operating results and financial condition could be adversely impacted.

YEAR 2000 COMPLIANCE

    Many currently installed information technology systems or IT systems, such as computer systems and software products, as well as non-IT systems that are embedded, are coded to accept only two digit entries in the date code field. These date code fields were not designed to correctly process dates after December 31, 1999; therefore, these date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. As a result, in less than seven months, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. We believe that certain of our internal systems are not Year 2000 compliant and we are currently in the process of purchasing upgrades or transitioning to systems which our vendors have represented as being Year 2000 compliant.

    We have assessed the impact of such "Year 2000" issues on our products, our internal IT and non-IT systems, as well as on our customers, suppliers and service providers. We have determined that certain of our internal IT and non-IT systems are not Year 2000 compliant and we are currently in the process of purchasing upgrades or transitioning to systems which our vendors have represented as being Year 2000 compliant. We believe that with modifications and conversions, the Year 2000 issue can be managed and the associated risks mitigated. We believe that our internal critical systems are currently 2000 compliant with the remaining modifications and conversions to be completed by September 30, 1999. With regard to our products, we believe that the current versions of all products are Year 2000 compliant. However, certain older product versions are not Year 2000 compliant. We have notified our customers of potential Year 2000 compliance problems and have offered such customers the opportunity to purchase upgrades. For customers with current systems under maintenance agreements, we intend to offer Year 2000 upgrades as part of the maintenance process. Customers not under maintenance agreements or with older generation systems will be offered the opportunity to purchase upgrades. We do not anticipate a material cost to upgrading our products to be Year 2000 compliant. However, there can be no guarantee that Year 2000 issues will not have a material impact on our business, operating results and financial condition.

    We are unable to control whether our suppliers and service providers will be Year 2000 compliant. However, we have initiated communications with our significant vendors to determine the extent to which our operations may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Our operations may be affected to the extent that our vendors are unable to provide services or ship products. Where practicable, we will assess and attempt to mitigate our risks with respect to failure of those entities to be Year 2000 ready. We have not received responses from all of our significant vendors and thus the effect, if any, on our results of operations from the failure of such parties to be Year 2000 ready cannot be estimated. The inability of these third parties to remediate their Year 2000 problems could have a material adverse effect on our business, operating results and financial condition.

    Although we expect our internal systems to be Year 2000 compliant as described above, we have prepared a contingency plan that specifies what we plan to do if our significant vendors are not Year 2000 compliant in a timely manner. Even if these plans are put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on our business, operating results and financial condition.

    Should we not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations at our facilities or those of our vendors and suppliers, including among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities. We believe that under a worse case scenario, we could continue the majority of our normal business activities on a manual basis.

    While it is difficult to quantify the total cost to us of the Year 2000 compliance activities, our best estimate of expenditures to date is between $250,000-$350,000. The total remaining cost is estimated to be approximately $150,000. We are expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Notwithstanding the foregoing, there can be no assurances
(a) that the representations provided by its third party vendors with respect to Year 2000 compliance will be accurate, or (b) that we will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurances that Year 2000-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on us. There can be no guarantee that Year 2000 issues will not have a material impact on our business, operating results and financial condition. We anticipate that our internal systems will be Year 2000 compliant by September 30, 1999.

OTHER MATTERS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No.
133), which we are required to adopt effective in our fiscal year 2000. SFAS No. 133 will require us to record all derivatives on the balance sheet at fair value. We do not currently engage in hedging activities but will continue to evaluate the effect of adopting SFAS No. 133. We will adopt SFAS No. 133 in our fiscal year 2000.

ITEM 2. PROPERTIES

    The Company leases an approximately 88,000 square foot facility in Anaheim, California from Kilroy Realty, L.P. This building is used as the Company's headquarters and includes administration, engineering and customer service and manufacturing facilities.

    The Company leases an approximately 6,700 square foot facility in Fremont, California from Aetna Life Insurance Company. Prior to the restructuring of the Company's subsidiaries and the relocation of SunRise's operations to Anaheim, California, the facility was used as SunRise's principal place of business. The Company is actively pursuing a subtenant to sublease the premises through the remaining term of the lease. Pursuant to the terms of the lease, the Company pays $12,605 per month, subject to periodic adjustments. The term of the lease expires April 2002.

    The Company leases an approximately 21,800 square foot facility in Boulder, Colorado from Lookout, LLC for use by the Boulder Division. Pursuant to the terms of the lease, the Company pays $18,559 per month, subject to periodic adjustments. The term of the lease expires in November 2002.

    The Company leases an approximately 24,000 square foot facility in Irvine, California from The Irvine Company for use by sales, marketing and R&D. Pursuant to the terms of the lease, the Company pays $36,480 per month, subject to periodic adjustments. The term of the lease expires in April 2006.

    Additionally, the Company leases sales office space in Washington D.C., and Greenville, South Carolina along with offices in Staines, England and in Queensland, Australia which are used for international sales and customer support services.

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

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "AFIS". The table below establishes the high and low sale prices for the Common Stock for the period from March 31, 1997 through March 31, 1999 (as reported on the Nasdaq National Market). The last reported closing price of the Common Stock on the Nasdaq National Market on May 28, 1999 was $6.75.

    FISCAL QUARTER ENDED:

                                                                               HIGH        LOW
                                                                             ---------  ---------
March 31, 1997.............................................................  $   12.75  $    8.00
June 30, 1997..............................................................       9.63       8.63
September 30, 1997.........................................................      11.75      11.13
December 31, 1997..........................................................      10.88      10.00
March 31, 1998.............................................................      10.50       8.00
June 30, 1998..............................................................       8.25       5.13
September 30, 1998.........................................................       6.25       4.13
December 31, 1998..........................................................       8.19       4.50
March 31, 1999.............................................................       8.75       6.25

    As of May 28, 1999, there were 117 holders of record based on the records of the Company's transfer agent which does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below for the periods and the dates indicated derived from the audited consolidated financial statements of the Company. The statement of operations data for each of the three fiscal years to the period ended March 31, 1999, and the balance sheet data at March 31, 1998 and 1999, are derived from the audited consolidated financial statements and notes thereto, which are included elsewhere in this report, and are qualified by reference to such financial statements and notes related thereto. The data set forth below should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                             YEAR ENDED MARCH 31,
                                                            ------------------------------------------------------
                                                              1995       1996       1997        1998       1999
                                                            ---------  ---------  ---------  ----------  ---------
                                                                    (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  System..................................................  $  22,036  $  41,400  $  54,728  $   58,742  $  71,195
  Maintenance.............................................      9,607     10,667     10,855      13,134     15,238
                                                            ---------  ---------  ---------  ----------  ---------
  Total revenues..........................................     31,643     52,067     65,583      71,876     86,433
Cost of revenues..........................................     18,215     29,782     34,143      45,852     50,425
                                                            ---------  ---------  ---------  ----------  ---------
Gross profit..............................................     13,428     22,285     31,440      26,024     36,008
Operating expenses:
  Research, development and engineering...................      4,867      9,274     10,859      11,002      6,936
  Selling, general and administrative.....................      9,353     12,283     13,861      21,841     21,760
  In process research and development.....................                                        5,900
  Merger related expenses.................................                                          874
  Restructuring costs.....................................                                          987
                                                            ---------  ---------  ---------  ----------  ---------
  Total operating expenses................................     14,220     21,557     24,720      40,604     28,696
Operating income (loss)...................................       (792)       728      6,720     (14,580)     7,312
Other income (expense), net...............................      1,315        848         53         185       (156)
                                                            ---------  ---------  ---------  ----------  ---------
Income (loss) before provision for income taxes...........        523      1,576      6,773     (14,395)     7,156
Provision (benefit) for income taxes......................        221        386      2,141          95     (4,152)
                                                            ---------  ---------  ---------  ----------  ---------
Net income (loss).........................................  $     302  $   1,190  $   4,632  $  (14,490) $  11,308
                                                            ---------  ---------  ---------  ----------  ---------
                                                            ---------  ---------  ---------  ----------  ---------

Net income (loss) per share:
  Basic...................................................             $    0.14  $    0.44  $    (1.30) $    1.00
  Diluted.................................................             $    0.13  $    0.42  $    (1.30) $     .96
Weighted average common and common equivalent shares
  outstanding:
  Basic...................................................                 8,620     10,425      11,151     11,338
  Diluted.................................................                 9,085     10,963      11,151     11,781

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.........  $   1,272  $   3,625  $   8,431  $    4,864  $   8,557
Working capital...........................................      5,475     10,130     24,842      18,315     21,216
Total assets..............................................     29,964     34,657     49,558      58,595     65,302
Long-term liabilities.....................................      7,834      5,742      1,683      10,960        180
Total stockholders' equity................................     11,931     14,041     33,997      20,552     33,001

------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements, which include (i) the existence and development of the our technical and manufacturing capabilities, (ii) anticipated competition,

(iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

    The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements, including those discussed in Item 1, "Business--Certain Considerations". In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other party that the objectives or plans will be achieved.

    The following is management's discussion and analysis of certain significant factors which have affected our earnings and financial position during the period included in the accompanying consolidated financial statements. This discussion compares the year ended March 31, 1999 with the year ended March 31, 1998 and the year ended March 31, 1998 is compared against the year ended March 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and associated notes to the financial statements.

FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

    TOTAL REVENUES. Our total revenues are comprised of system revenues, which include products, file conversion, data mapping, system installations and warranty/maintenance revenues related to hardware and software support.

    Total revenues increased 20.3% to $86.4 million for the year ended March 31, 1999, in comparison to revenues of $71.9 million for the year ended March 31, 1998. The overall increase in revenues is primarily attributable to a full year of revenue from the computer aided dispatch, photo imaging and digital scanning device product lines related to our fiscal 1998 acquisitions. In addition, the new Civil ID Argentina contract contributed $5.6 million in system revenue.

    These increases were partially offset by a reduction in revenues from the AFIS division during the current year. The reduction is primarily due to the timing of completion of contract elements which drive revenue recognition. In addition, the sale of mugshot systems declined from the prior year as we transitioned our sales efforts from smaller scale to larger scale contracts.

    Of our total current year revenues of $86.4 million, system revenues comprised $71.2 million with maintenance revenues contributing the remaining $15.2 million. For fiscal year 1998, system revenues equaled $58.8 million while maintenance revenues equaled $13.1 million. The increase in maintenance revenues of $2.1 million from the prior year is primarily due to the overall expansion of our customer base over the prior year.

    COST OF REVENUES. Cost of revenues primarily consists of purchased materials procured for use in the assembly of our products, manufacturing or assembly labor and overhead, software development costs specific to individual contracts, system integration costs, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete systems installations.

    System margin for the last three years was 44.7%, 37.8% and 48.6%, respectively. Gross margin for the prior year of 37.8% was unfavorably impacted by the lower yields from the Boulder division, which included numerous low margin contracts, acquired from SCC. Also included in the prior year cost of sales is approximately $882,000 of expenses associated with restructuring of TFP and SunRise into the Company's Anaheim operations. SunRise was consolidated into the Anaheim facility.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

    RD&E expenses decreased 37.0% to $6.9 million for the year ended March 31, 1999, compared to $11.0 million for the same period of the previous year. RD&E expenses, as a percentage of revenue, decreased to 8.0% for the year ended March 31, 1999 from 15.3% for the year ended March 31, 1998. The $4.1 million decrease is primarily the result of an increased requirement of engineering resources for certain revenue-producing contracts on AFIS and the newly acquired product line. This was due to an increase in (i) the "customization" portion of the contracts and (ii) an increase in overall contract activity, in particular the $45 million Argentina contract, the Company's first significant contract in the AFIS civil market place. The costs are then classified as cost of revenues. We are actively recruiting to backfill the open RD&E positions.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expense consists principally of compensation paid to sales, marketing and administrative personnel, commissions paid to sales personnel, professional service fees, travel and related expenses and other marketing expenses.

    For the fiscal year ended March 31, 1999, SG&A expenses remained consistent from fiscal year 1998 at $21.8 million. As a percentage of revenue, SG&A expenses were 25.2%, down from 30.4% in the prior year.

    Also included within SG&A for the prior year are $1.1 million of expenses associated with the restructuring of the operations of TFP and SunRise to reduce duplication of resources. These costs are primarily comprised of relocation and retention bonuses for certain employees, costs of relocating TFP and SunRise production facilities, and additional bad debt reserves due to employee transitions and changes in the customer base.

    IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE. In the prior year, we incurred a $5.9 million charge related to in process research and development for the SunRise acquisition. We estimated that the cost to complete the technology projects would aggregate $1.1 million and would be incurred over a one year period. We incurred $1.0 million of research and development expenses related to these technology projects during the year ended March 31, 1999. We estimate that these projects are 100% complete at March 31, 1999.

    OTHER INCOME (EXPENSE), NET. Other expense equaled $156,000 in the current year and was primarily comprised of interest expense of $540,000, offset, in part, by interest income of approximately $347,000. In the previous year, other income totaled $185,000 and was primarily comprised of interest income of approximately $629,000, offset, in part, by interest expense of $467,000 and foreign currency losses of $136,000.

    PROVISION/BENEFIT FOR INCOME TAXES. Income tax benefit for the year ended March 31, 1999 equaled $4.2 million, versus an expense of $95,000 for the year ended March 31, 1998. Our current year tax benefit reflects the reversal of the valuation allowance of $6.2 million against our net deferred tax asset. Therefore, realization of the net deferred tax assets was determined by management to be more likely than not based on current and projected future taxable income.

    We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes". As a result of numerous factors, including, but not limited to our earnings history, existing contracts, sales backlog, the existence of taxable temporary differences, and near-term earnings expectations, we believe that our net deferred tax asset is more likely than not to be realized, and in the third quarter of 1999, reduced or eliminated our deferred tax valuation allowance of $6.2 million. Although realization of the deferred tax assets is not assured, we believe that it is more likely than not that all of the deferred tax assets will be realized.

FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

    TOTAL REVENUES. Total revenues increased 9.6% to $71.9 million for the year ended March 31, 1998, in comparison to revenues of $65.6 million for the year ended March 31, 1997. The overall increase in revenues is entirely attributable to our acquisitions during the fiscal year. Subsequent to completing the acquisition of the CAD/RMS division of SCC in July 1997, the Boulder Division contributed $8.2 million of total revenue while SunRise added $3.9 million in total revenues for the period of September 9, 1997 (date of acquisition) through March 31, 1998. In addition, TFP contributed $10.3 million in total revenues, a 52.6% increase over prior year revenues of $6.7 million. This increase is representative of a significant increase in mugshot installations to existing AFIS customers, as well as an expanding of TFP's overall customer base.

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

    Of total current year revenues of $71.9 million, system revenues comprised $58.8 million with maintenance revenues contributing the remaining $13.1 million. For fiscal year 1997, system revenues equaled $54.7 million while maintenance revenues equaled $10.9 million. The increase in maintenance revenues of $2.2 million from the prior year is primarily due to our increased maintenance base due to acquisitions. The Boulder Division and TFP contributed incremental maintenance revenue of $1.3 million and $0.8 million, respectively. Anaheim's maintenance revenues of $9.5 million were generally consistent with previous year maintenance revenues of $9.7 million.

    COST OF REVENUES. Overall gross profit decreased to $26.0 million for the year ended March 31, 1998, down from $31.4 million for the year ended March 31, 1997. As a percentage of sales, gross margin for fiscal year 1998 declined to 36.2% from 47.9% for fiscal year 1997. The gross profit for system revenues decreased $4.4 million to $22.2 million for the current year while the prior year's system gross profit equaled $26.6 million. System margin as a percentage of sales declined as well, approximating 37.8% for the year ended March 31, 1998, down from 48.6% for the year ended March 31, 1997. Maintenance revenue gross profit equaled $3.8 million for the current year, versus a gross profit of $4.8 million for the previous fiscal year. As a percentage of sales, gross profit on maintenance revenue approximated 29.1% for the year ended March 31, 1998, as compared to 44.4% for the year ended March 31, 1997.

    The decline in overall system margins is partially attributable to the Boulder Division's contracts yielding lower margins than typical AFIS contracts. This was due to numerous low margin contracts acquired from SCC which we expended significant resources to complete. Additionally, margins in the Boulder Division are inherently lower than in the rest of the Company since a significant proportion of sales relate to the delivery of special fault tolerant equipment the gross margin on which is much less than that of hardware sold with AFIS systems and since the cost of engineering in the Boulder Division contracts is generally contract specific and therefore is charged to cost of revenues rather than research, development and engineering expenses. Also included within system cost of sales are approximately $882,000 of expenses associated with the restructuring of TFP and SunRise into the Company's Anaheim operations. Additionally, we incurred higher than estimated costs in completing system installations.

    The decline in maintenance gross margin is partially attributable to TFP and the Boulder Division's cost in maintaining certain systems for which we have not yet received a maintenance contract from the customer. This service was performed to encourage all customers to assign their contracts to us; however, in some instances, costs were incurred without receiving a maintenance contract during this transition period. The decrease in margin for Anaheim is attributable to an increase in fixed maintenance support costs to support new contracts which were still under warranty in fiscal 1998 and without a corresponding increase in the price of existing maintenance contracts.

    RESEARCH, DEVELOPMENT AND ENGINEERING. RD&E expenses increased 1.3% to $11.0 for the year ended March 31, 1998, up from $10.9 million for the same period of the previous year. RD&E expenses, as a percentage of revenue, decreased to 15.3% for the year ended March 31, 1998 from 16.6% for the year ended March 31, 1997. One factor in the decline of RD&E expenses, as a percentage of revenue, is that the Boulder Division's investment in engineering expenses is more typically contract specific, and as such, is classified as cost of sales which lowers both the overall RD&E expenses, as a percentage of revenue, and lowers our overall gross margin.

    Included within current year RD&E expense are $249,000 of expenses associated with the restructuring of the engineering operations of SunRise and TFP into our corporate engineering organization. We experienced a decrease in contract labor expense in comparison to prior year as a reduced number of outside contractors were utilized. In the previous year, we had used significant contract labor to develop our document storage. This software application is now part of the AFIS family of products.

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended March 31, 1998, SG&A expenses increased to $21.8 million for fiscal year 1998, up from $13.9 million for fiscal year 1997. This represented an increase of $8.0 million or 57.6%. As a percentage of revenue, SG&A expenses approximated 30.4%, up from 21.1% in the prior year. Approximately $2.0 million of the increase was attributable to higher labor costs associated with additional personnel resulting primarily from our acquisitions, as well as the implementation of a sales commission plan that resulted in incremental expense of approximately $1.0 million. Travel and marketing expenses also increased approximately $0.8 million due to the acquisitions. Furthermore, during the year, approximately $0.5 million of international travel expense was incurred as we invested significant resources in marketing its civil applications for AFIS technology. Professional fees and insurance costs also incrementally increased due to our three acquisitions during fiscal year 1998.

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

    MERGER EXPENSE. Merger expenses of $0.9 million were associated with the TFP Inc. acquisition. The expenses primarily consisted of investment banking, legal and accounting fees associated with the pooling of interests transaction.

    RESTRUCTURING COSTS. The restructuring expense of $1.0 million consists of expenditures for the termination of SunRise and TFP personnel, losses on the disposal of fixed assets and the estimated loss associated with the lease termination of SunRise's Fremont facility and TFP's Greenville facility. The restructuring was completed during fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations through the cash provided by our operations and the utilization of our revolving credit line. Our operating activities provided cash of approximately $15.9 million for the year ended March 31, 1999, primarily through net earnings before deferred tax adjustment and non cash depreciation and amortization that were offset by other changes in working capital. Our operating activities used net cash of approximately $3.6 million for the year ended March 31, 1998, primarily as a result of the cash portion of the net loss and increases in accounts receivable, inventories and prepaid expenses, offset by cash generated from increases in accrued liabilities and deferred revenues.

    Our investing activities used net cash of approximately $45,000 for fiscal year 1999, due primarily to capital expenditures of $1.7 million offset by the sale of short term investments for $1.1 million and the collection of a note receivable for $0.5 million. For fiscal year 1998, our investing activities used net cash of approximately $7.7 million for fiscal year 1998, due to capital expenditures of $1.5 million and business acquisitions of $9.6 million offset by the proceeds received from the sale of short term investments of $3.4 million. The $9.6 million cash used for business acquisitions is related to the acquisition of the CAD/ RMS division of SCC Communications and the acquisition of SunRise Imaging, net of cash received.

    Financing activities used net cash of approximately $11.1 million for the year ended March 31, 1999 mainly due to the paydown of our revolving credit line. We collected approximately $0.6 million from the exercise of stock options and employees' participation in the employee stock purchase plan. Net cash provided of approximately $11.2 million for the year ended March 31, 1998 was a result of our increased use of the revolving credit facility, and net borrowings exceeded repayments by $10.2 million. Furthermore, we collected approximately $1.0 million from the exercise of stock options and employees' participation in the employee stock purchase plan.

    On July 7, 1998, we received a written commitment letter from our bank to refinance our debt into a $15.0 million revolving credit facility, expiring in July 1999 and a $4.0 million term loan payable in quarterly installments beginning November 1, 1998 and maturing February 1, 2001. During fiscal 1999 we repaid the outstanding principal balance on our $4.0 million term loan and extended our $15.0 million revolving credit line facility to January 4, 2000. The revolving line of credit agreement contains certain restrictive covenants, which restrict our ability to pay dividends and requires us to maintain minimum tangible net worth and certain other financial ratios. As of March 31, 1999 we were in compliance with these covenants as amended. We believe that cash flow from operations and the revolving credit facility will be sufficient to meet cash needs for working capital and capital expenditures for at least the next 12 months.

EUROPEAN MONETARY UNION

    Within Europe, the European Economic and Monetary Union (EMU) introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

    On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

    Our transactions are recorded in U.S. Dollars and we do not currently anticipate future transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, we do not believe that the euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition or results of operations.

    The Company has not experienced any significant operational disruptions to date and does not currently expect the continued implementation of the euro to cause any significant operational disruptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to foreign currency exchange rate fluctuations in the normal course of business. Our main area of risk lies in contracts negotiated in foreign currencies other than US dollars. Depending on the payment terms of the contract we may be subject to currency rate fluctuations. We have had limited exposure in this area due to the small number of contracts negotiated in foreign currencies. However, there can be no assurance that this activity will not increase which in turn may affect results of operations and financial position.

    We have not been investing in marketable securities, but have been earning income on an interest bearing account through our bank. Changes in interest rates may affect the return on these investments in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data of the Registrant required by this Item 8 are set forth at the pages indicated at Item 14 (a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required for Item 10 with respect to Directors and Executive Officers is incorporated by reference to the information contained in the sections captioned "Directors" and Other Executive Officers" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on August 25, 1999, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated by reference to the information contained in the section entitled "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on August 25, 1999, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is incorporated by reference to the information contained in the section entitled "Security Ownership of Management and Directors" in the Registrant's definitive Proxy Statement for its 1999, Annual Meeting of Stockholders to be held on August 25, 1999, to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated by reference to the information contained in the sections entitled "Compensation of Executive Officers" and Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on August 25, 1999, to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

       See Index to Financial Statements and Schedule on page F-1

    2.  Financial Statement Schedule:

       See Index to Financial Statements and Schedule on page F-1

    3. Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Form 10K:

      2.1  Agreement and Plan of Reorganization and Merger, dated as of April 7, 1997, between the
           Company, TFP Acquisition Corp., and TFP Inc. (Incorporated by reference to Exhibit 10.1 of the
           Company's Form 8-K as filed with the Securities and Exchange Commission on April 17, 1997, File
           No. 333-04610)
      2.2  Agreement and Plan of Reorganization and Merger, dated as of August 29, 1997, between the
           Company, SunRise Acq. Corp., SunRise Imaging and the principal shareholders of SunRise Imaging
           (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K as filed with the
           Securities and Exchange Commission on September 24, 1997 File No. 000-20719)
      3.1  Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1 as filed with the Securities and Exchange
           Commission on May 3, 1996, File No. 333-4610)

      3.2  Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to
           Exhibit 3.2 of Amendment No. 2 the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 28, 1996, File No. 333-4610)
      3.3  Bylaws of the Company, as currently in effect (Incorporated by reference to Exhibit 3.3 of the
           Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on
           June 30, 1997)
      4.1  Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange
           Commission on June 28, 1996, File No. 333-4610)
    10.1*  Printrak International Inc. Executive Stock Option Plan (the "Executive Plan"), as amended
           (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1
           as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.2*  Form of Nonqualified Stock Option Agreement pertaining to the Executive Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 as filed with the
           Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.3*  Printrak International Inc. 1994 Stock Option Plan (the "1994 Plan")(Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 as filed with the
           Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.4*  Form of Nonqualified Stock Option Agreement pertaining to the 1994 Plan (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 as filed with the
           Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.5*  First Amended and Restated Printrak International Inc. 1996 Stock Incentive Plan (the "1996
           Plan") (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
           Form S-8 as filed with the Securities and Exchange Commission on February 27, 1998, File No.
           333-47009)
    10.6*  Form of Stock Option Agreement pertaining to the 1996 Plan (Incorporated by reference to
           Exhibit 10.6 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.7*  Form of Restricted Stock Purchase Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 as filed with the
           Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.8*  First Amended and Restated Printrak International Inc. Employee Stock Purchase Plan--1996
           (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
           as filed with the Securities and Exchange Commission on October 10, 1997, File No. 333-38275)
    10.9*  Printrak International Inc. Voluntary Deferred Compensation Plan (Incorporated by reference to
           Exhibit 10.9 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
   10.10*  Employment Agreement dated May 1, 1996 between the Company and Richard M. Giles (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.11  Promissory Note dated April 14, 1999 by Richard M. Giles, Trustee, in favor of the Company
    10.12  Stock Pledge Agreement dated April 14, 1999 between the Company and Richard M. Giles, Trustee.

    10.13  Promissory Note dated March 1, 1996 by John G. Hardy in favor of the Company (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.14  Stock Pledge Agreement dated March 1, 1996 between the Company and John G. Hardy (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
   10.15*  Form of Severance Agreement between the Company and its executive officers (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.16  Form of Indemnification Agreement for Officers and Directors of the Company (Incorporated by
           reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.17  Commercial Lease dated May 13, 1995 between the Company and RICOL, LLC (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
    10.18  First Amendment to Lease originally entered between the Company and RICOL, LLC, such Amendment being dated April 1, 1998 between the Company and Kilroy Realty, L.P. (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended March
           31, 1998, as filed with the Securities and Exchange Commission on July 14, 1998, File No.
           000-20719)
    10.19  Loan Agreement between the Company and Union Bank dated August 12, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1996, as filed with the Securities and Exchange Commission on May 3, 1996, File
           No. 333-4610)
    10.20  First Amendment to Loan Agreement between Company and Union Bank, dated July 31, 1998.
    10.21  Promissory Note between the Company and Union Bank of California dated January 30, 1997
           (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for
           the quarter ended December 31, 1996, as filed with the Securities Exchange Commission on
           February 13, 1997, File No. 333-04610)
    10.22  Promissory Note between the Company and Union Bank of California dated November 2, 1998.
   10.23*  TFP Stock Option Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration
           Statement on Form S-8 as filed with the Securities and Exchange Commission on October 20, 1997,
           File No. 333-38277)
    10.24  Commercial Lease between the Company and the Irvine Co., dated February 16, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 1998, File No. 000-20719)
       21  Significant Subsidiaries of the Company
     23.1  Consent of Independent Auditors, Deloitte & Touche LLP, dated June 29, 1999
       27  Financial Data Schedule

       -------------------------------

       * These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 14(a) of Form 10-K

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Anaheim, State of California, on June 28, 1999.

                                     PRINTRAK INTERNATIONAL INC.

                                                /s/ RICHARD M. GILES
                                     -----------------------------------------
                                                 Richard M. Giles,
                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                      OFFICER, ACTING CHIEF FINANCIAL OFFICER
                                                   AND PRESIDENT

    Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                           TITLE                         DATE
------------------------------------------------------  -----------------------------------------  ---------------

                                                        Chairman of the Board, Chief Executive
                 /s/ RICHARD M. GILES                     Officer, acting Chief Financial Officer
     -------------------------------------------          and President (Principal Executive        June 28, 1999
                   Richard M. Giles                       Officer and Principal Financial
                                                          Officer)

                  /s/ JOHN G. HARDY
     -------------------------------------------        President of Products Division and          June 28, 1999
                    John G. Hardy                         Director

                /s/ DANIEL J. DRISCOLL
     -------------------------------------------        President of Digital Justice Division and   June 28, 1999
                  Daniel J. Driscoll                      Director

                 /s/ CHARLES L. SMITH
     -------------------------------------------        Director                                    June 28, 1999
                   Charles L. Smith

                   /s/ ALBERT WONG
     -------------------------------------------        Director                                    June 28, 1999
                     Albert Wong

                  /s/ PETER HIGGINS
     -------------------------------------------        Director                                    June 28, 1999
                    Peter Higgins

                          PRINTRAK INTERNATIONAL INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report...............................................................................        F-2

Consolidated Balance Sheets................................................................................        F-3

Consolidated Statements of Operations......................................................................        F-4

Consolidated Statements of Comprehensive Operations........................................................        F-5

Consolidated Statements of Stockholders' Equity............................................................        F-6

Consolidated Statements of Cash Flows......................................................................        F-7

Notes to Consolidated Financial Statements.................................................................        F-9

Financial Statement Schedule--Valuation and Qualifying Accounts............................................       F-24

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Printrak International Inc.:

    We have audited the accompanying consolidated balance sheets of Printrak International Inc. and subsidiaries (the Company) as of March 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Printrak International Inc. and subsidiaries as of March 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
June 9, 1999
Costa Mesa, California

                          PRINTRAK INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 1998 AND 1999

                                                                                         1998           1999
                                                                                     -------------  -------------
                                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents..........................................................  $   3,763,000  $   8,557,000
Short-term investments.............................................................      1,101,000
Accounts receivable, net, (Notes 4 and 5)..........................................     28,129,000     29,995,000
Inventories, net (Note 6)..........................................................      8,229,000      8,245,000
Prepaid expenses and other current assets..........................................      2,413,000      1,333,000
Deferred income taxes (Note 10)....................................................      1,763,000      5,207,000
                                                                                     -------------  -------------
    Total current assets...........................................................     45,398,000     53,337,000
NOTES RECEIVABLE FROM RELATED PARTIES (Note 14)....................................        558,000         74,000
PROPERTY AND EQUIPMENT, net (Note 7)...............................................      5,086,000      4,103,000
DEFERRED INCOME TAXES (Note 10)....................................................      2,243,000      3,820,000
OTHER LONG-TERM ASSETS.............................................................      2,475,000      1,638,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net (Note 2).................................      2,835,000      2,330,000
                                                                                     -------------  -------------
TOTAL ASSETS.......................................................................  $  58,595,000  $  65,302,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable...................................................................  $   6,538,000  $   8,879,000
Accrued wages and employee benefits................................................      3,178,000      1,990,000
Other accrued liabilities (Notes 8 and 16).........................................      7,194,000      7,508,000
Current portion of long-term debt (Notes 9 and 11).................................      1,056,000        122,000
Deferred revenue...................................................................      8,640,000     12,704,000
Income taxes payable (Note 10).....................................................        477,000        918,000
                                                                                     -------------  -------------
    Total current liabilities......................................................     27,083,000     32,121,000
LONG-TERM DEBT, less current portion (Notes 9 and 11)..............................     10,960,000        180,000
                                                                                     -------------  -------------
    Total liabilities..............................................................     38,043,000     32,301,000
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY (Note 12):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares outstanding......................................................................
Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,269,203 (1998)
  and 11,406,043 (1999) shares issued and outstanding..............................          1,000          1,000
Additional paid-in capital.........................................................     17,850,000     18,886,000
Retained earnings..................................................................      3,052,000     14,360,000
Note receivable from stockholder (Note 14).........................................       (300,000)      (300,000)
Accumulated other comprehensive income (loss)......................................        (51,000)        54,000
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     20,552,000     33,001,000
                                                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................  $  58,595,000  $  65,302,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                         1997            1998           1999
                                                                     -------------  --------------  -------------
REVENUES (Note 5):
System.............................................................  $  54,728,000  $   58,742,000  $  71,195,000
Maintenance........................................................     10,855,000      13,134,000     15,238,000
                                                                     -------------  --------------  -------------
    Total revenues.................................................     65,583,000      71,876,000     86,433,000
COST OF REVENUES:
System.............................................................     28,111,000      36,535,000     39,774,000
Maintenance........................................................      6,032,000       9,317,000     10,651,000
                                                                     -------------  --------------  -------------
    Total cost of revenues.........................................     34,143,000      45,852,000     50,425,000
GROSS PROFIT.......................................................     31,440,000      26,024,000     36,008,000
OPERATING EXPENSES:
Research, development and engineering..............................     10,859,000      11,002,000      6,936,000
Selling, general and administrative................................     13,861,000      21,841,000     21,760,000
In-process research and development................................                      5,900,000
Merger expenses (Note 3)...........................................                        874,000
Restructuring charges (Note 16)....................................                        987,000
                                                                     -------------  --------------  -------------
    Total operating expenses.......................................     24,720,000      40,604,000     28,696,000
INCOME (LOSS) FROM OPERATIONS......................................      6,720,000     (14,580,000)     7,312,000
OTHER INCOME (EXPENSE):
Foreign currency gain (loss).......................................       (144,000)       (136,000)       (30,000)
Interest expense...................................................       (450,000)       (467,000)      (540,000)
Interest income....................................................        364,000         629,000        347,000
Other income.......................................................        283,000         159,000         67,000
                                                                     -------------  --------------  -------------
    Total other income(expense), net...............................         53,000         185,000       (156,000)
                                                                     -------------  --------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES..................................      6,773,000     (14,395,000)     7,156,000
PROVISION (BENEFIT) FOR INCOME TAXES (Note 10).....................      2,141,000          95,000     (4,152,000)
                                                                     -------------  --------------  -------------
NET INCOME (LOSS)..................................................  $   4,632,000  $  (14,490,000) $  11,308,000
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
NET INCOME (LOSS) PER COMMON SHARE:
    Basic..........................................................  $        0.44  $        (1.30) $        1.00
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
    Diluted........................................................  $        0.42  $        (1.30) $         .96
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic..........................................................     10,425,000      11,151,000     11,338,000
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------
    Diluted........................................................     10,963,000      11,151,000     11,781,000
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                          1997           1998           1999
                                                                      ------------  --------------  -------------
NET INCOME (LOSS)...................................................  $  4,632,000  $  (14,490,000) $  11,308,000
                                                                      ------------  --------------  -------------
Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments..........................       (85,000)        (14,000)       116,000
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period............         5,000         (35,000)       (11,000)
    Less: Reclassification adjustment for losses included in net
      income........................................................                                       11,000
                                                                      ------------  --------------  -------------
OTHER COMPREHENSIVE NET INCOME (LOSS)...............................       (80,000)        (49,000)       116,000
                                                                      ------------  --------------  -------------
COMPREHENSIVE NET INCOME (LOSS).....................................  $  4,552,000  $  (14,539,000) $  11,424,000
                                                                      ------------  --------------  -------------
                                                                      ------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                          COMMON STOCK                                 NOTE       ACCUMULATIVE
                                      --------------------  ADDITIONAL              RECEIVABLE        OTHER          TOTAL
                                      NUMBER OF              PAID-IN     RETAINED      FROM       COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES    PAR VALUE   CAPITAL     EARNINGS   STOCKHOLDER   INCOME(LOSS)       EQUITY
                                      ---------  ---------  ----------  ----------  -----------  ---------------  ------------
BALANCE, April 1, 1996..............  8,722,694  $   1,000  $1,301,000  $12,961,000  $(300,000)     $  78,000      $14,041,000

Exercise of common stock options....    151,944                432,000                                                432,000
Issuance of common stock under
  employee stock purchase plan......     79,564                541,000                                                541,000
Issuance of common stock in initial
  public offering...................  2,121,000             14,432,000                                             14,432,000
Unrealized gain on short term
  investments.......................                                                                    5,000           5,000
Foreign currency translation
  adjustment........................                                                                  (85,000)        (85,000)
Accretion of TFP Preferred Stock
  Prior to Merger...................                            50,000     (50,000)
Other...............................                                        (1,000)                                    (1,000)
Net income..........................                                     4,632,000                                  4,632,000
                                      ---------  ---------  ----------  ----------  -----------  ---------------  ------------
BALANCE, March 31, 1997.............  11,075,202     1,000  16,756,000  17,542,000    (300,000)        (2,000)     33,997,000

Exercise of common stock options....    110,704                385,000                                                385,000
Issuance of common stock under
  employee stock purchase plan......     83,297                601,000                                                601,000
Issuance of warrants in exchange for
  services..........................                           108,000                                                108,000
Unrealized loss on short term
  investments.......................                                                                  (35,000)        (35,000)
Foreign currency translation
  adjustment........................                                                                  (14,000)        (14,000)
Net loss............................                                    (14,490,000)                              (14,490,000)
                                      ---------  ---------  ----------  ----------  -----------  ---------------  ------------
BALANCE, March 31, 1998.............  11,269,203     1,000  17,850,000   3,052,000    (300,000)       (51,000)     20,552,000

Exercise of common stock options....     62,914                190,000                                                190,000
Issuance of common stock under
  employee stock purchase plan......     73,926                377,000                                                377,000
Tax benefit from stock option
  exercises.........................                           469,000                                                469,000
Unrealized loss on short term
  investments.......................                                                                  (11,000)        (11,000)
Foreign currency translation
  adjustment........................                                                                  116,000         116,000
Net income..........................                                    11,308,000                                 11,308,000
                                      ---------  ---------  ----------  ----------  -----------  ---------------  ------------
BALANCE, March 31, 1999.............  11,406,043 $   1,000  $18,886,000 $14,360,000  $(300,000)     $  54,000      $33,001,000
                                      ---------  ---------  ----------  ----------  -----------  ---------------  ------------
                                      ---------  ---------  ----------  ----------  -----------  ---------------  ------------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                                              1997         1998         1999
                                                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................................  $ 4,632,000  $(14,490,000) $11,308,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization..........................................    2,659,000    3,631,000    3,446,000
  Loss on disposal of assets.............................................                   845,000       59,000
  In process research and development....................................                 5,900,000
  Deferred taxes.........................................................    1,008,000                (5,142,000)
  Changes in operating assets and liabilities, net of the effect of acquisitions:
    Accounts receivable, net.............................................  (11,824,000)  (1,028,000)  (1,908,000)
    Inventories, net.....................................................      601,000   (1,859,000)    (383,000)
    Prepaid expenses and other assets....................................   (1,725,000)  (1,942,000)   1,916,000
    Accounts payable.....................................................     (852,000)     440,000    2,342,000
    Accrued liabilities..................................................    1,061,000    5,071,000   (1,138,000)
    Deferred revenue.....................................................     (899,000)   1,440,000    4,083,000
    Income taxes payable.................................................      397,000     (253,000)   1,031,000
    Other................................................................     (254,000)  (1,309,000)     267,000
                                                                           -----------  -----------  -----------
      Net cash (used in) provided by operating activities................   (5,196,000)  (3,554,000)  15,881,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................................   (1,459,000)  (1,517,000)  (1,680,000)
Cash paid for acquisitions, net of cash acquired.........................                (9,609,000)
Proceeds from sale of land and building, net.............................                                 31,000
Sale and maturities of short term investments............................                 3,463,000    1,120,000
Purchases of short-term investments......................................   (4,235,000)
Notes receivable from related parties....................................      888,000      (15,000)     484,000
                                                                           -----------  -----------  -----------
      Net cash (used in) investing activities............................   (4,806,000)  (7,678,000)     (45,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt.............................................    6,116,000   46,176,000
Principal payments on long-term debt.....................................  (10,878,000) (35,979,000) (11,714,000)
Proceeds from common stock issuances.....................................   15,405,000      986,000      567,000
                                                                           -----------  -----------  -----------
      Net cash (used in) provided by financing activities................   10,643,000   11,183,000  (11,147,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH BALANCES.........................      (70,000)     (20,000)     105,000
                                                                           -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................      571,000      (69,000)   4,794,000
CASH AND CASH EQUIVALENTS, beginning of year.............................    3,261,000    3,832,000    3,763,000
                                                                           -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of year...................................  $ 3,832,000  $ 3,763,000  $ 8,557,000
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for:
  Interest...............................................................  $   450,000  $   470,000  $   540,000
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
  Income taxes paid (received)...........................................  $   833,000  $   828,000  $  (680,000)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

NONCASH TRANSACTIONS:

For the year ended March 31, 1998, the Company entered into capital lease agreements for equipment amounting to $65,000.

During the years ended March 31, 1998 and 1999, the Company capitalized $1,104,000 and $367,000, respectively, of equipment and materials, previously classified as inventory, into fixed assets.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

During the year ended March 31, 1998, the Company issued warrants to purchase 20,000 shares of stock in exchange for services received from a vendor valued at $108,000.

During the year ended March 31, 1999, the Company recorded a deferred tax benefit of $469,000, related to disqualifying dispositions of stock options exercised, as an increase to additional paid in capital.

Detail of businesses acquired in purchase transactions during the year ended March 31, 1998:

Purchased in-process research and development........................................  $5,900,000
Fair value of assets acquired........................................................  10,645,000
Liabilities assumed..................................................................  (6,936,000)
                                                                                       ----------
Cash paid for acquisitions, net of cash acquired.....................................  $9,609,000
                                                                                       ----------
                                                                                       ----------

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Printrak International Inc. and its wholly-owned subsidiaries, Printrak Australia Pty., Printrak Limited and Printrak Argentina. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION--The Company accounts for system revenue pursuant to SOP 97-2, SOFTWARE REVENUE RECOGNITION or SOP 81-1, LONG TERM CONSTRUCTION CONTRACTS, as applicable.

    Pursuant to SOP 97-2, the Company recognizes revenue on contracts which do not require significant modification or customization of software when all of the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are insignificant. Most contracts include a combination of the following elements: hardware, software, license fees, installation, program modifications, file conversion, training and customer support. For such contracts, SOP 97-2 requires that revenue be allocated to each element based on vendor specific objective evidence of the elements fair value. Revenue allocated to undelivered elements is recognized as the above criteria are met. For contracts which require significant customization to the basic system, revenue recognition is based on SOP 81-1. Under these types of contracts, the Company recognizes revenue under the percentage of completion method, principally based on output measures such as contract milestones or units shipped. Revenue from maintenance service agreements is recognized ratably over the period of the contract. Cash payments for system sales or maintenance received in advance of revenue recognition are classified as deferred revenue.

    SOP 97-2 was issued in October 1997 and adopted by the Company for fiscal 1999. Prior to the effective date of SOP 97-2, the Company recognized revenue pursuant to SOP 91-1, SOFTWARE REVENUE RECOGNITION, which was superseded by SOP 97-2 for all transactions entered into in fiscal years beginning after December 15, 1997.

    FOREIGN CURRENCY--The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) adjustments account in stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred.

    CASH EQUIVALENTS--Cash equivalents are deemed to be highly-liquid investments with an original maturity of three months or less.

    SHORT-TERM INVESTMENTS--The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses, if any, are included as a component of stockholders' equity until realized. At March 31, 1998, short-term investments consist of common stock based mutual funds which have been categorized as available for sale and, as a result, are stated at fair value.

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

    LONG LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 1999.

    GOODWILL AND OTHER INTANGIBLES--Goodwill represents the excess purchase cost over the net assets acquired and is amortized over lives ranging from 3 to 10 years using the straight-line method. Other intangible assets include acquired workforce value and acquired technology which are being amortized using the straight-line method over 36 and 42 months, respectively. Accumulated amortization on goodwill and other intangible assets amounted to $542,000 and $622,000 as of March 31, 1998 and 1999, respectively. The Company periodically evaluates the recoverability of goodwill based on a profitability analysis related to its product sales and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment as of March 31, 1999.

    INCOME TAXES--The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES which provides that deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities (temporary differences) and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SOFTWARE DEVELOPMENT COSTS--Development costs incurred in the research, development and engineering of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. For the years ended March 31, 1997, 1998 and 1999 software development was substantially completed concurrent with the establishment of technological feasibility due to the nature of the development effort and, accordingly, no costs were capitalized. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED.

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

    NET INCOME (LOSS) PER SHARE--Pursuant to SFAS No. 128, EARNINGS PER SHARE, (SFAS No. 128), the Company provides dual presentation of "Basic" and "Diluted" earnings per share (EPS). SFAS No. 128 replaced "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

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

    The number of shares used in computing EPS is as follows for the year ended March 31:

                                                          1997          1998          1999
                                                      ------------  ------------  ------------
Weighted average shares outstanding--basic..........    10,425,000    11,151,000    11,338,000
Common stock equivalents............................       538,000                     443,000
                                                      ------------  ------------  ------------
Weighted average shares outstanding--diluted........    10,963,000    11,151,000    11,781,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMPREHENSIVE INCOME--Pursuant to SFAS No. 130, REPORTING COMPREHENSIVE INCOME, the Company has included Consolidated Statements of Comprehensive Operations for the years ended March 31, 1997, 1998 and 1999.

    SEGMENT REPORTING--In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, (SFAS No. 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers.

    POSTRETIREMENT BENEFITS--In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, (SFAS No. 132). This statement revises and standardizes employers' disclosure requirements about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are not longer useful. The Company does not maintain an employee pension plan or any other postretirement benefit plans.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

    RECLASSIFICATION--Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the March 31, 1999 presentation.

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

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

3.  ACQUISITIONS (CONTINUED)
    The following table shows the separate historical results of the Company and TFP for the year ended March 31, 1997.

                                                                                MARCH 31, 1997
                                                                                --------------
Revenues
  Printrak....................................................................   $ 58,865,000
  TFP.........................................................................      6,718,000
                                                                                --------------
    Total.....................................................................   $ 65,583,000
                                                                                --------------
                                                                                --------------
Net income
  Printrak....................................................................   $  4,428,000
  TFP.........................................................................        204,000
                                                                                --------------
    Total.....................................................................   $  4,632,000
                                                                                --------------
                                                                                --------------

    Merger expenses incurred to consummate the TFP transaction totaled $874,000, consisting of investment banking fees, accounting fees, legal fees, financial printing fees, stock transfer fees and certain other transaction costs, all of which are included in the accompanying consolidated statement of operations for the year ended March 31, 1998.

    On July 21, 1997, the Company acquired a business unit of SCC Communications Corp. (SCC) located in Boulder, Colorado, in a transaction accounted for under the purchase method of accounting. As a result of the acquisition, the business unit operates as a division of the Company (the Boulder Division) and its operating results have been included in the Company's consolidated statement of operations from the date of acquisition. The Boulder Division provides computer-aided dispatch systems and records management systems for law enforcement, fire and emergency medical services agencies. The total purchase price for the transaction was $697,000, which was allocated to $4,253,000 of acquired identified assets, $1,966,000 of goodwill, and ($5,522,000) of assumed liabilities. The pro forma impact of the SCC acquisition in fiscal 1997 and 1998 was not significant.

    On September 9, 1997, the Company acquired the outstanding shares of SunRise Imaging (SunRise), a California corporation, in a transaction accounted for under the purchase method of accounting. As a result of the acquisition, SunRise became a wholly owned subsidiary of the Company and its operating results have been included in the Company's consolidated statement of operations from the date of acquisition. SunRise develops and manufactures automated systems which digitize microfilm and microfiche records. The total purchase price for the transaction was $10,175,000, which was allocated to $5,002,000 of acquired identified assets, $5,900,000 of acquired in-process research and development, $687,000 of goodwill, and ($1,414,000) of assumed liabilities. As of the acquisition date, the technological feasibility of the acquired in-process research and development had not been established and, accordingly, the allocated value was charged to operations during the year ended March 31, 1998. The consolidated

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

3.  ACQUISITIONS (CONTINUED)
results of operations on a pro forma basis as though the SunRise acquisition had been consummated on April 1, 1996 and 1997 are as follows:

                                                                     YEAR ENDED MARCH 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Total revenues.................................................  $  63,123,000  $  77,871,000
Net income (loss)..............................................  $   5,530,000  $  (3,755,000)
Net income (loss) per common share
  Basic........................................................  $         .53  $        (.34)
  Diluted......................................................  $         .50  $        (.34)

    The pro forma information is not necessarily indicative of the results of operations that would have occurred nor of future results of the combined enterprise.

4.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following at March 31:

                                                                     1998           1999
                                                                 -------------  -------------
Billed receivables.............................................  $  18,641,000  $  22,626,000
Unbilled receivables...........................................     10,840,000      7,996,000
                                                                 -------------  -------------
                                                                    29,481,000     30,622,000
Less allowance for doubtful accounts...........................     (1,352,000)      (627,000)
                                                                 -------------  -------------
                                                                 $  28,129,000  $  29,995,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

5.  CONCENTRATIONS OF REVENUE, CREDIT RISK AND OPERATING SEGMENT

    MAJOR CUSTOMERS--The Company's revenues are generated from credit sales to customers primarily in the public safety market. The Company performs credit evaluations of its commercial customers and maintains reserves for potential credit losses and generally does not require collateral. However, the majority of the customers are government agencies which do not require credit evaluations.

    Major customers have varied from year to year but a significant portion of the Company's revenue has historically consisted of large orders from a limited number of customers. Sales to individual customers amounting to more than 10% of total revenues were $9,040,000 and $6,863,000 in fiscal 1997. No individual customer exceeded 10% of total revenues in fiscal years 1998 and 1999. Given the significant amount of revenues derived from such customers in any given year, the uncollectibility of related receivables or a decrease in the number of large orders received could have a material adverse effect on the Company's financial condition and results of operations.

    International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

5. CONCENTRATIONS OF REVENUE, CREDIT RISK AND OPERATING SEGMENT (CONTINUED) sales and support operations, greater working capital requirements, political and economic instability, and potentially limited intellectual property protection.

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in only one segment, which entails the design, manufacture and sale of integrated identification and information systems for public safety and civil applications. The Company's products include Automated Fingerprint Identification Systems
(AFIS), Computer Aided Dispatch Systems/Record Management Systems (CAD/RMS), Digitalization Systems and Digital Photo Mugshot Systems.

    The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues. Operating segment data for the years ended March 31, 1997, 1998 and 1999 was as follows:

                                                      1997           1998           1999
                                                  -------------  -------------  -------------
AFIS............................................  $  58,865,000  $  49,559,000  $  58,456,000
CAD/RMS.........................................                     8,186,000     14,410,000
Digitalization..................................                     3,878,000      7,445,000
Mugshot.........................................      6,718,000     10,253,000      6,122,000
                                                  -------------  -------------  -------------
  Total Revenues................................  $  65,583,000  $  71,876,000  $  86,433,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    INTERNATIONAL SALES--A substantial portion of the Company's total revenues are derived from international sales. International sales as a percent of the Company's total revenues are summarized as follows for the year ending March 31:

GEOGRAPHIC AREA                                                          1997       1998       1999
---------------------------------------------------------------------  ---------  ---------  ---------
Domestic.............................................................       69.1%      75.6%      66.0%
Europe...............................................................       10.8%      11.9%      13.0%
Canada...............................................................       18.8%       1.5%      10.5%
Latin America........................................................         --        5.2%       9.3%
Other International..................................................        1.3%       5.8%       1.2%
                                                                       ---------  ---------  ---------
                                                                           100.0%     100.0%     100.0%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

6.  INVENTORIES

    Inventories consist of the following at March 31:

                                                                       1998           1999
                                                                   -------------  ------------
Raw materials....................................................  $   4,979,000  $  4,678,000
Work in process..................................................      4,657,000     4,114,000
                                                                   -------------  ------------
                                                                       9,636,000     8,792,000
Less allowance for excess and obsolete inventories...............     (1,407,000)     (547,000)
                                                                   -------------  ------------
                                                                   $   8,229,000  $  8,245,000
                                                                   -------------  ------------
                                                                   -------------  ------------

7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at March 31:

                                                                     1998           1999
                                                                 -------------  -------------
Building and improvements......................................  $     365,000  $     642,000
Computer equipment.............................................      8,616,000      8,643,000
Purchased software.............................................        697,000      1,130,000
Other equipment and furniture..................................      1,436,000      2,155,000
                                                                 -------------  -------------
                                                                    11,114,000     12,570,000
Less accumulated depreciation and amortization.................     (6,028,000)    (8,467,000)
                                                                 -------------  -------------
                                                                 $   5,086,000  $   4,103,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Assets under capital lease were $968,000 and $858,000 as of March 31, 1998 and 1999, respectively. Accumulated amortization on such leased equipment amounted to $466,000 and $563,000, respectively (Note 11).

8.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following at March 31:

                                                                        1998          1999
                                                                    ------------  ------------
Warranty and estimated costs to complete system installations.....  $  4,776,000  $  3,578,000
Sales commissions.................................................                   1,128,000
Sales and foreign taxes...........................................       804,000       713,000
Professional fees.................................................       145,000       275,000
Insurance.........................................................        38,000        94,000
Restructuring.....................................................       618,000       452,000
Other.............................................................       813,000     1,268,000
                                                                    ------------  ------------
                                                                    $  7,194,000  $  7,508,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

9.  LONG-TERM DEBT

    Long-term debt consists of the following at March 31:

                                                                                       1998          1999
                                                                                   -------------  -----------
    Credit facility with bank, collateralized by substantially all assets of the
      Company, interest payable monthly at the bank's reference rate or the bank's LIBOR rate, plus 1.75%:
      $15 million Revolving Credit Line..........................................  $   7,488,000  $        --
      Term Loan..................................................................      4,000,000           --
    Obligations under capital leases (Note 11)...................................        528,000      302,000
                                                                                   -------------  -----------
                                                                                      12,016,000      302,000
    Less current portion of long-term debt.......................................     (1,056,000)    (122,000)
                                                                                   -------------  -----------
                                                                                   $  10,960,000  $   180,000
                                                                                   -------------  -----------
                                                                                   -------------  -----------

    During fiscal 1999, the Company repaid the outstanding principal balance on its credit facility and extended its $15.0 million revolving credit line facility to January 4, 2000. The revolving line of credit agreement contains certain restrictive covenants, which restrict the Company's ability to pay dividends and requires the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as of March 31, 1999. The bank's reference rate and LIBOR rate at March 31, 1999 were 7.75% and 4.9%, respectively.

    Annual debt principal repayments are as follows:

Year ending March 31:
  2000............................................................  $ 122,000
  2001............................................................     97,000
  2002............................................................     80,000
  2003............................................................      3,000
                                                                    ---------
                                                                    $ 302,000
                                                                    ---------
                                                                    ---------

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

10.  INCOME TAXES

    The Company's provision for income taxes consists of the following for the year ended March 31:

                                                          1997         1998          1999
                                                      ------------  -----------  -------------
Current:
  Federal...........................................  $    499,000  $  (236,000) $     414,000
  State.............................................       551,000       51,000        193,000
  Foreign...........................................       280,000      280,000        (86,000)
                                                      ------------  -----------  -------------
    Total current...................................     1,330,000       95,000        521,000
                                                      ------------  -----------  -------------
Deferred:
  Federal...........................................       528,000                   2,050,000
  State.............................................       283,000                    (465,000)
  Foreign...........................................                                  (103,000)
  Change in valuation allowance.....................                                (6,155,000)
                                                      ------------  -----------  -------------
    Total deferred..................................       811,000          -0-     (4,673,000)
                                                      ------------  -----------  -------------
Total provision (benefit)...........................  $  2,141,000  $    95,000  $  (4,152,000)
                                                      ------------  -----------  -------------
                                                      ------------  -----------  -------------

    The net deferred tax assets at March 31, 1998 were offset by a valuation allowance of $6,155,000. During the year ended March 31, 1999, the future realization of the net deferred tax assets was determined by management to be more likely than not based on current and projected future taxable income and accordingly, the valuation allowance of $6,155,000 was reversed.

    The reconciliation between the Company's effective tax rate and the statutory federal income tax rate follows:

                                                                          1997       1998       1999
                                                                        ---------  ---------  ---------
Statutory federal income tax rate.....................................       35.0%     (35.0)%      35.0%
State taxes net of federal benefit....................................        8.1       (1.7)       4.2
Previously unbenefitted state NOLs and R&D credits....................                            (10.1)
Foreign operations....................................................        1.2       (0.1)      (2.2)
Increase (decrease) in valuation allowance............................      (15.8)      22.2      (86.0)
In Process research and development...................................                  14.3
Goodwill and other intangibles........................................                   1.3        1.4
Other.................................................................        3.1       (0.3)      (0.3)
                                                                        ---------  ---------  ---------
                                                                             31.6%       0.7%     (58.0)%
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The Company has not provided for U.S. federal income and foreign withholding taxes on the earnings of its foreign subsidiary because it is currently anticipated that these earnings will be permanently reinvested. If these earnings are distributed, foreign tax credits will become available under U.S. law to reduce the effect on the Company's overall tax liability.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

10.  INCOME TAXES (CONTINUED)
    Income (loss) before provision for income taxes was comprised of the following for the year ended March 31:

                                                        1997           1998           1999
                                                    ------------  --------------  ------------
Income (loss) before provision for income taxes:
  Domestic........................................  $  5,968,000  $  (15,041,000) $  7,360,000
  Foreign.........................................       805,000         646,000      (204,000)
                                                    ------------  --------------  ------------
                                                    $  6,773,000  $  (14,395,000) $  7,156,000
                                                    ------------  --------------  ------------
                                                    ------------  --------------  ------------

    Deferred tax assets consist primarily of the following temporary differences at March 31:

                                                                       1998           1999
                                                                   -------------  ------------
Net operating loss carryforwards.................................  $   3,901,000  $  2,260,000
Intangible asset basis...........................................      1,252,000       824,000
Deferred revenue.................................................        876,000     1,534,000
Reserves.........................................................      3,613,000     2,702,000
Employee benefits................................................        245,000       426,000
Depreciation.....................................................        537,000       800,000
Other............................................................       (263,000)      481,000
                                                                   -------------  ------------
Gross deferred assets............................................     10,161,000     9,027,000
Valuation allowance..............................................     (6,155,000)          -0-
                                                                   -------------  ------------
Net deferred tax assets..........................................  $   4,006,000  $  9,027,000
                                                                   -------------  ------------
                                                                   -------------  ------------

    At March 31, 1999, the Company has net operating loss carryforwards of approximately $4,237,000 and $13,653,700, respectively, for federal and California income tax purposes, which begin to expire in 2003. As a result of an equity ownership change in a prior year, the use of certain of the federal and California net operating loss carryforwards is subject to limitations.

11.  COMMITMENTS AND CONTINGENCIES

    COMMITMENTS--The Company is obligated under noncancelable capital and operating leases for its principal operating facility and certain furniture and office equipment. The Company incurred $849,000, $958,000 and $1,118,000 in rent expense during the years ended March 31, 1997, 1998 and 1999, respectively. During each of the years ended March 31, 1997 and 1998, $773,000 of rent expense was to a related party (Note 14).

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease commitments at March 31, 1999 under noncancelable leases that have initial or remaining terms in excess of one year are as follows:

                                                                       CAPITAL     OPERATING
                                                                       LEASES        LEASES
                                                                     -----------  ------------
Year ending March 31:
  2000.............................................................  $   146,000  $  1,777,000
  2001.............................................................      111,000     1,747,000
  2002.............................................................       86,000     1,739,000
  2003.............................................................        4,000     1,480,000
  2004.............................................................                  1,290,000
  Thereafter.......................................................                  1,058,000
                                                                     -----------  ------------
Total minimum payments required....................................      347,000  $  9,091,000
                                                                                  ------------
                                                                                  ------------
Less amount representing interest..................................      (45,000)
                                                                     -----------
Capital lease obligations..........................................      302,000
Less current portion of capital lease obligations..................     (122,000)
                                                                     -----------
                                                                     $   180,000
                                                                     -----------
                                                                     -----------

    Certain of the Company's customers require the Company to be bonded to ensure performance under certain contracts or to guarantee outstanding bids. At March 31, 1999, the Company had outstanding performance bonds ensuring performance under various contracts which totaled $26,598,193.

    LITIGATION--From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate, would have a material adverse effect on the Company's results of operations or financial position.

12.  COMMON STOCK BENEFIT PLANS

    EXECUTIVE STOCK OPTION PLAN--The Company adopted the Executive Stock Option Plan (the Executive Plan) in May 1992 which provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 800,000 shares of the Company's common stock. As of March 31, 1999, there were options outstanding to purchase 646,194 shares under the Executive Plan at a weighted average exercise price of $4.78 per share.

    1994 STOCK OPTION PLAN--The Company adopted the 1994 Stock Option Plan (the 1994 Plan) in December 1993. The 1994 Plan provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 744,000 shares of the Company's common stock. As of March 31, 1999, there were options outstanding to purchase 463,289 shares under the 1994 Plan at a weighted average exercise price of $4.31 per share.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

12.  COMMON STOCK BENEFIT PLANS (CONTINUED)
    1996 STOCK INCENTIVE PLAN--The Company adopted the 1996 Stock Incentive Plan (the 1996 Plan) in April 1996. The 1996 Plan provides for the granting of incentive stock options and nonstatutory options. The 1996 Plan provides for options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 1,500,000 shares of the Company's common stock. As of March 31, 1999, there were options outstanding to purchase 1,007,684 shares under the 1996 Plan at a weighted average exercise price of $5.45 per share.

    TFP STOCK INCENTIVE PLAN--TFP adopted a stock option plan in August 1994. In conjunction with the acquisition of TFP, the outstanding options were converted into the right to acquire 116,496 shares of common stock of Printrak. As of March 31, 1999, there were options outstanding to purchase 41,552 shares under the Plan at a weighted average exercise price of $2.77 per share.

    The exercise price of incentive stock options under the above Plans must at least be equal to the fair market value of a share of common stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). Nonstatutory options shall have an exercise price of not less than 85% of the fair market value of a share of common stock on the date such option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). The options must expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding common stock). Vesting is generally 20% at the end of the first year with the remaining vesting over four years on a pro rata basis. As of March 31, 1999, options to purchase 629,000 shares were available for future grant under these Plans.

    The following is a summary of stock option activity:

                                                                                                       NUMBER OF
                                                                                                        OPTIONS
                                                                                      WEIGHTED      EXERCISABLE AS
                                                                       NUMBER OF       AVERAGE      OF FISCAL YEAR
                                                                        SHARES     EXERCISE PRICE         END
                                                                      -----------  ---------------  ---------------
BALANCE, March 31, 1996.............................................    1,349,300          5.74
  Granted (weighted average fair value of $5.62)....................      260,600          8.45
  Exercised.........................................................     (151,944)         2.84
  Canceled..........................................................     (166,456)        10.21
                                                                      -----------
BALANCE, March 31, 1997.............................................    1,291,500          6.06           525,000
  Granted (weighted average fair value of $9.57)....................      874,800         10.52
  Exercised.........................................................     (110,704)         3.47
  Canceled..........................................................     (189,824)        11.35
                                                                      -----------
BALANCE, March 31, 1998.............................................    1,865,772          7.72           828,250
  Granted (weighted average fair value of $4.95)....................    1,801,800          5.76
  Exercised.........................................................      (62,914)         3.03
  Canceled..........................................................   (1,445,939)         9.68
                                                                      -----------
BALANCE, March 31, 1999.............................................    2,158,719          5.01         1,003,822
                                                                      -----------
                                                                      -----------

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

12.  COMMON STOCK BENEFIT PLANS (CONTINUED)
    Stock options outstanding at March 31, 1999 are summarized as follows:

                                OPTIONS OUTSTANDING
                  ------------------------------------------------        OPTIONS EXERCISABLE
                                                        WEIGHTED    -------------------------------
                      NUMBER       WEIGHTED AVERAGE      AVERAGE        NUMBER         WEIGHTED
    RANGE OF      OUTSTANDING AT       REMAINING        EXERCISE    EXERCISABLE AT      AVERAGE
EXERCISE PRICES   MARCH 31, 1999   CONTRACTUAL LIFE       PRICE     MARCH 31, 1999  EXERCISE PRICE
----------------  --------------  -------------------  -----------  --------------  ---------------
     $2.46               16,051             8.10        $    2.46          16,051      $    2.46
     $2.50              447,008             4.00             2.50         436,928           2.50
  $2.96-$4.94           174,744             8.15             4.06          84,406           3.55
     $5.25            1,046,016             8.43             5.25         288,682           5.25
  $5.38-$11.75          474,900             7.85             6.98         177,755           7.07
                  --------------                                    --------------
  $2.46-$11.75        2,158,719             7.35        $    4.95       1,003,822      $    4.19
                  --------------                                    --------------
                  --------------                                    --------------

    On May 26, 1998, the Board of Directors approved a program for the cancellation and regrant of 452,000 options whereby the existing options of six executives ranging from $9.88 to $18.75 would be canceled and regranted at the fair market value of $6.94 per share. On July 13, 1998, the Board of Directors approved a program for the Cancellation and regrant of 654,047 options whereby all other options, held by remaining employees ranging from $6.25 to $12.50 would be canceled and regranted for options priced at the fair market value of $5.25 per share. The vesting period for the repriced shares remained unchanged in both cases.

    EMPLOYEE STOCK PURCHASE PLAN--The Company adopted the Employee Stock Purchase Plan (the Purchase Plan) in April 1996, covering an aggregate of 100,000 shares of common stock. The number of shares available for purchase was increased to 350,000 during fiscal 1998. Employees are eligible to participate if they are employed by the Company for at least 30 hours per week and if they have been employed by the Company for at least one year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation or a specified number of shares. The price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offer period. The Purchase Plan will terminate on December 31, 2006.

    Activity under the Purchase Plan is summarized as follows:

                                              WEIGHTED AVERAGE
               SHARES     WEIGHTED AVERAGE     FAIR VALUE PER
FISCAL YEAR    ISSUED      PRICE PER SHARE          SHARE
-----------  -----------  -----------------  -------------------
      1997       79,564       $    6.80           $    8.50
      1998       83,297       $    7.21           $   11.62
      1999       73,926       $    5.10           $    6.41

    At March 31, 1999, 113,213 shares were reserved for future issuances under the Purchase Plan.

ADDITIONAL INFORMATION (SFAS NO. 123)

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES,

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

12.  COMMON STOCK BENEFIT PLANS (CONTINUED)
and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as all grants have been at exercise prices equal to or greater than the market value of the underlying shares at the date of grant.

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

    The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, approximately two years following vesting; stock volatility, 78% in 1997, 63% in 1998 and 80% in 1999; risk free interest rates, 6.0% in 1997, 6.0% in 1998 and 5.4% in 1999 and no dividends during the expected term. The Company's calculations are based on a single option approach and forfeitures are recognized as they occur.

    Had compensation cost been determined under all of the Company's plans using the provisions of SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      1997           1998           1999
                                                  ------------  --------------  -------------
Net income (loss):                As reported     $  4,632,000  $  (14,490,000) $  11,308,000
                                  Pro forma       $  3,922,000  $  (16,541,000) $   7,938,000

Income (loss) per share:
  Basic:                          As reported     $       0.44  $        (1.30) $        1.00
                                  Pro forma       $       0.38  $        (1.48) $         .70

  Diluted:                        As reported     $       0.42  $        (1.30) $         .96
                                  Pro forma       $       0.36  $        (1.48) $         .67

13.  EMPLOYEE BENEFIT PLANS

    The Company's 401(k) Savings Plan (the Savings Plan) covers domestic full-time employees with 90 days of consecutive service. In May 1997, the Board approved a resolution to match employee contributions. Employee deferrals during fiscal year 1998 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed 4% of the employee's annual salary. Matching contributions vest over a period of four years of service. The aggregate expense related to the contributions was $270,000 and $329,000 in 1998 and 1999, respectively.

    Effective April 1, 1993, the Company adopted a Profit Sharing Plan (the
Plan) that covered all domestic full-time employees with 90 days of consecutive service. Under the Plan, each eligible employee received a bonus, determined under a formula set forth in the Plan, based on the Company's earnings. Bonuses incurred under the Plan totaled approximately $747,000 for the year ended March 31, 1997. The Plan was terminated as of December 31, 1996.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

14.  RELATED-PARTY TRANSACTIONS

    On May 14, 1998, RICOL, LLC, a California limited liability company (RICOL), which is controlled by Richard M. Giles, the Company's Chairman, President, Chief Executive Officer and Acting Chief Financial Officer, sold the principal operating facility (the Property) utilized by the Company. Upon the sale of the building, RICOL repaid a note plus interest in the aggregate amount of $558,000 to the Company associated with the original sale of the building from the Company to RICOL on May 13, 1995. During fiscal year 1997, the Company received $730,000 of principal payments on the note receivable from RICOL. In connection with the sale of the property, the Company entered into a lease for the Property with the unrelated third party for a term of six years, expiring April 30, 2004 with rent of $58,087 per month, subject to adjustments.

    From time to time, the Company has made loans to Mr. Giles, which have been evidenced by promissory notes. On April 14, 1999 the Company extended a loan for $600,000 to Mr. Giles which is collateralized by 200,000 shares of the Company's common stock owned by the Giles Trust, bears interest at 5.5% per annum, and matures April 14, 2001.

    In February 1996, the Company loaned an executive of the Company the sum of $300,000 to enable him to exercise 120,000 vested options to purchase shares of the Company's common stock and $10,000 to pay certain tax obligations. The loan was collateralized by the related shares, bears interest at 5.5% per annum, and principal and interest was due as of March 1, 1998. The loan was extended during the current year and is now due on March 1, 2000. Due to its nature, the loan has been classified as a reduction of stockholders' equity in the accompanying consolidated financial statements.

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

16.  RESTRUCTURING CHARGES

    In fiscal 1998, the Company announced a formal plan for restructuring both its SunRise and TFP subsidiaries to realize cost savings and capitalize on synergies by consolidating the subsidiaries into the Company's Anaheim operations. The restructuring charges of $987,000 include lease termination and facility closure costs, losses on the disposition of fixed assets and severance costs for terminated employees. As a result of the restructuring, the Company also incurred inventory write-offs, the value of which was impacted by the Company's decision to relocate and outsource manufacturing operations, personnel relocation costs, and other integration costs. These additional costs amounted to approximately $2,191,000 and are included in cost of sales ($882,000), research, development and engineering ($249,000), and selling general and administrative expenses ($1,060,000) in the accompanying consolidated statements of operations. The restructuring was completed during fiscal 1999, and the remaining accrual relates to future minimum lease obligations, which run through 2002.

                          PRINTRAK INTERNATIONAL INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                            BALANCE AT   --------------------------
                                           BEGINNING OF   CHARGED TO       FROM                      BALANCE AT
               DESCRIPTION                    PERIOD       EXPENSES    ACQUISITIONS   DEDUCTIONS    END OF PERIOD
-----------------------------------------  ------------  ------------  ------------  -------------  -------------
Year ended March 31, 1997:
Allowance for doubtful accounts
  receivable.............................  $    327,000  $     47,000                $     (81,000)  $   293,000
Allowance for excess and obsolete
  inventories............................       584,000       603,000                     (740,000)      447,000
                                           ------------  ------------                -------------  -------------
Total....................................  $    911,000  $    650,000                $    (821,000)  $   740,000
                                           ------------  ------------                -------------  -------------
                                           ------------  ------------                -------------  -------------

Year ended March 31, 1998:
Allowance for doubtful accounts
  receivable.............................  $     93,000  $  1,051,000  $    420,000  $    (412,000)  $ 1,352,000
Allowance for excess and obsolete
  inventories............................       447,000       995,000       743,000       (778,000)    1,407,000
                                           ------------  ------------  ------------  -------------  -------------
Total....................................  $    740,000  $  2,046,000  $  1,163,000  $  (1,190,000)  $ 2,759,000
                                           ------------  ------------  ------------  -------------  -------------
                                           ------------  ------------  ------------  -------------  -------------

Year ended March 31, 1999:
Allowance for doubtful accounts
  receivable.............................  $  1,352,000  $  1,020,000  $             $  (1,745,000)  $   627,000
Allowance for excess and obsolete
  inventories............................     1,407,000                                   (860,000)      547,000
                                           ------------  ------------  ------------  -------------  -------------
Total....................................  $  2,759,000  $  1,020,000  $             $   2,605,000   $ 1,174,000
                                           ------------  ------------  ------------  -------------  -------------
                                           ------------  ------------  ------------  -------------  -------------