Form 10-Q
period 1999-06-30
PRINTRAK INTERNATIONAL INC
filed 1999-08-16
CIK 1013050

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                            ------------
        ---------------

Commission File Number: 000-20719
                        ---------

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

                                 (714) 238-2000
                                 --------------
              (Registrant's telephone number, including area code)

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

        11,533,325 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of July 31, 1999.

-------------------------------------------------------------------------------

                                    FORM 10-Q

                                    CONTENTS

                                                                                                      Page Number
PART I -     FINANCIAL INFORMATION                                                                    -----------
     ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at June 30, 1999 (unaudited)
     and March 31, 1999......................................................................             1

     Unaudited Consolidated Statements of Operations for the three-month
     periods ended June 30, 1999 and 1998....................................................             2

     Unaudited Consolidated Statements of Cash Flows for the three-month
     periods ended June 30, 1999 and 1998....................................................             3

     Notes to the Unaudited Consolidated Financial Statements................................             5

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................             8

     Item 3: Quantitative and Qualitative Disclosures about Market Risk......................            13

PART II -    OTHER INFORMATION

     Item 1: Legal Proceedings...............................................................            14

     Item 2: Changes in Securities and Use of Proceeds.......................................            14

     Item 3: Defaults upon Senior Securities.................................................            14

     Item 4: Submission of Matters to a Vote of Security Holders.............................            14

     Item 5: Other Information...............................................................            14

     Item 6: Exhibits and Reports on Form 8-K................................................            14

     Signature  .............................................................................            15

                           PRINTRAK INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                       AT JUNE 30, 1999 AND MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                              June 30,        March 31,
                                                                                                1999             1999
                                                                                            (unaudited)       (audited)
                                                                                            -----------       ---------
                                     ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents.........................................................      $    11,562       $   8,557
     Accounts receivable, net (Note 2)................................................           29,237          29,995
    Inventories, net (Note 3).........................................................           12,013           8,245
    Prepaid expenses and other current assets.........................................            1,396           1,333
     Deferred income taxes............................................................            5,207           5,207
                                                                                            -----------       ---------
        Total current assets..........................................................           59,415          53,337

Notes receivable from related parties.................................................              684              74
Property, plant and equipment, net ...................................................            4,364           4,103
Deferred income taxes.................................................................            3,840           3,820
Other long-term assets................................................................            1,654           1,638
Goodwill and other intangible assets, net.............................................            2,220           2,330
                                                                                            -----------       ---------
TOTAL ASSETS                                                                                $    72,177       $  65,302
                                                                                            ===========       =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable.................................................................       $    12,483       $   8,879
    Accrued wages and employee benefits..............................................             2,876           1,990
    Other accrued liabilities........................................................             7,468           7,508
    Current portion of long-term debt ...............................................                99             122
    Deferred revenue.................................................................            12,530          12,704
    Income taxes payable.............................................................             1,713             477
                                                                                            -----------       ---------
       Total current liabilities                                                                 37,169          32,121

Long-term debt, less current portion ................................................               156             180
                                                                                            -----------       ---------
           Total liabilities.........................................................            37,325          32,301

 STOCKHOLDERS' EQUITY:
     Common stock ($.0001 par value; 20,000,000 shares authorized;
     11,451,738 and 11,406,043 shares issued and outstanding) .......................                 1               1
    Additional paid-in capital.......................................................            19,095          18,886
    Retained earnings................................................................            16,098          14,360
     Note receivable from stockholder................................................              (300)           (300)
    Accumulated other comprehensive income (loss)....................................               (42)             54
                                                                                            -----------       ---------
       Total stockholders' equity....................................................            34,852          33,001
                                                                                            -----------       ---------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                                    $    72,177       $  65,302
                                                                                            ===========       =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Three-month period
                                                                                   ended June 30,
                                                                               1999            1998
                                                                          -------------    ------------
REVENUES:
System .................................................................  $     21,291     $    12,593
Maintenance ............................................................         5,260           3,844
                                                                          -------------    ------------
    Total revenues .....................................................        26,551          16,437

COST OF REVENUES:
System .................................................................        13,527           6,237
Maintenance ............................................................         3,728           2,902
                                                                          -------------    ------------
    Total cost of revenues .............................................        17,255           9,139

     Gross profit ......................................................         9,296           7,298

OPERATING EXPENSES:
Research, development and engineering ..................................         1,265           2,080
Selling, general and administrative ....................................         5,200           4,637
                                                                          -------------    ------------
    Total operating expenses ...........................................         6,465           6,717

     Operating income ..................................................         2,831             581

Other expense (income) .................................................           (79)            216
                                                                          -------------    ------------

    Income before provision for income taxes ...........................         2,910             365

Provision for income taxes .............................................         1,172             127
                                                                          -------------    ------------
    Net income .........................................................  $      1,738     $       238
                                                                          =============    ============
    Net income per common share:
     Basic .............................................................  $        .15     $       .02
                                                                          =============    ============
     Diluted ...........................................................  $        .15     $       .02
                                                                          =============    ============
    Number of shares used in the computation of earnings per share:
     Basic .............................................................    11,419,000      11,283,000
                                                                          =============    ============
     Diluted ...........................................................    11,941,000      11,653,000
                                                                          =============    ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Three-month period
                                                                                     ended June 30,
                                                                                    1999         1998
                                                                                 ----------    ---------
 Cash flows from operating activities:
    Net income ................................................................  $  1,738      $    238
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization .............................................       710           869
    (Gain) loss on sale of fixed assets .......................................        24           (46)
     Deferred taxes ...........................................................       (20)            -
    Changes in operating assets and liabilities:
       Accounts receivable, net ...............................................       743         3,140
       Inventories, net .......................................................    (3,768)         (152)
       Prepaid expenses and other current assets ..............................       (79)          824
       Accounts payable .......................................................     3,606        (2,236)
       Accrued liabilities ....................................................       840        (2,368)
       Deferred revenue .......................................................      (158)            -
       Income taxes payable ...................................................       790          (595)
       Other ..................................................................         9             -
                                                                                 ----------    ---------
     Net cash (used in) provided by operating activities ......................     4,435          (326)

Cash flows from investing activities:
    Capital expenditures ......................................................      (889)         (425)
    Proceeds from the sale of PPE .............................................         -             5
    Net proceeds from notes receivable ........................................         -           496
    Notes receivable from related parties .....................................      (610)
    Sale and maturities of short-term investments .............................        (3)        1,111
                                                                                 ----------    ---------

    Net cash (used in) provided by investing activities .......................    (1,502)        1,187

 Cash flows from financing activities:
    Proceeds from long-term debt ..............................................         -        (3,996)
    Principal repayments on long-term debt ....................................       (47)            -
    Proceeds from common stock issuance .......................................       210            29
                                                                                 ----------    ---------
      Net cash (used in) provided by financing activities .....................       163        (3,969)
Effect of exchange rate changes on cash balances ..............................       (91)            2
                                                                                 ----------    ---------
 Net change  in cash and cash equivalents .....................................     3,005        (3,106)
 Cash and cash equivalents, beginning of year .................................     8,557         3,763
                                                                                 ----------    ---------
Cash and cash equivalents, end of period ......................................  $ 11,562      $    657
                                                                                 ==========    =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash transaction-transfer of inventory to (from) fixed assets .............         -            69
Supplemental disclosure of cash flow information:
     Interest paid ............................................................  $     18      $    284
                                                                                 ==========    =========
     Income taxes paid ........................................................  $    463      $     52
                                                                                 ==========    =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

GENERAL BUSINESS

Printrak International Inc. (the "Company") is a worldwide supplier of integrated identification and information systems used in public safety applications and civil applications such as national ID programs. In the public safety market, Printrak's Digital Justice Solution -TM- provides networked fingerprint, photo imaging, computer-aided dispatch, automateD records management and jail management systems. Printrak's civil systems prevent identity fraud and provide the identification infrastructure for emerging commercial fingerprint biometric applications. The Company's systems serve approximately 700 national, state, county and municipal agencies in 36 countries.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of June 30, 1999 and for the three-month periods ended June 30, 1999 and 1998, respectively. The results of operations for the three-month period ended June 30, 1999 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 2000. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION - In October 1998, the AICPA issued SOP 97-2, "Software Revenue Recognition" which later in part was amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". These statements supersede SOP 91-1 under which the Company has previously been recognizing revenue. The Company adopted SOP 97-2 for transactions entered into beginning April 1, 1998.

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

COMPREHENSIVE INCOME - Effective April 1, 1999, the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For the three-month period ended June 30, 1999, the difference between net income, as reported, and comprehensive income was not significant.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                                                 June 30,
                                                                                   1999      March 31, 1999
                                                                               (unaudited)      (audited)
                                                                              ------------   --------------
         Billed receivables.................................................. $  22,628      $     22,626
         Unbilled receivables................................................     7,236             7,996
                                                                              ------------   --------------
                                                                                 29,864            30,622
         Less allowance for doubtful accounts................................     (627)              (627)
                                                                              ------------   --------------
                                                                              $  29,237      $     29,995
                                                                              ============   ==============

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

Inventories consist of the following:

                                                                                  June 30,
                                                                                    1999        March 31, 1999
                                                                                (unaudited)       (audited)
                                                                                -----------     --------------
         Raw materials.......................................................   $     4,673     $   4,678
         Work in progress....................................................         7,581         4,114
                                                                                -----------     --------------
                                                                                     12,254         8,792
         Less allowance for inventory obsolescence and revaluation...........         (241)         (547)
                                                                                -----------     --------------
                                                                                $    12,013     $   8,245
                                                                                ===========     ==============

4.  NET INCOME AND NET INCOME PER SHARE

SFAS No. 128 requires dual presentation of "basic" and "diluted" earnings per share, thus replacing "primary" and "fully diluted" earnings per share required under APB No. 15. Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the inclusion of common stock equivalents and their potential dilution. Diluted EPS is similar to fully diluted EPS; however, it uses the average stock price during the period as part of the computation. Common stock equivalents are excluded from the EPS calculation for the three months ended June 30, 1999 because their effect would be anti-dilutive.

The number of shares used in computing EPS is as follows for the three-month period ended June 30:

                                                                                         1999             1998
                                                                                      ----------       ----------
        Weighted average shares outstanding-basic...........................          11,419,000       11,283,000
        Common Stock equivalents............................................             522,000          370,000
                                                                                      ----------       ----------
        Weighted average shares outstanding - diluted.......................          11,941,000       11,653,000
                                                                                      ==========       ==========

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended June 30, 1999 with the three-month period ended June 30, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1998

TOTAL REVENUES

Our total revenues are comprised of system revenues, which include products, file conversion, data mapping services and system installations, and maintenance revenues related to hardware and software support.

Total revenues of $26.6 million for the three-month period ended June 30, 1999 increased 61.5% from $16.4 million for the three-month period ended June 30, 1998. System revenues of $21.3 million for the three-month period ended June 30, 1999 increased $8.7 million, or 69.1%, from $12.6 million for the three-month period ended June 30, 1998. This increase is primarily attributable to approximately $6.1 million in systems revenues recorded during the three-month period ending June 30, 1999 attributable to the Argentina Civil ID contract compared to $0 revenue for the three-month period ending June 30, 1998 and $5.6 million in revenues for CAD systems recorded during the three-month period ending June 30, 1999 compared to $2.8 million for the three-month period ending June 30, 1998.

Maintenance revenues of $5.3 million for the three-month period ended June 30, 1999 increased $1.4 million, or 36.8%, from $3.8 million for the three-month period ended June 30, 1998. This increase is primarily attributable to the number of maintenance related contracts that are being entered into due to the overall expansion of the customer base over the prior year.

GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of our products, manufacturing or assembly labor and overhead, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete system installations.

Overall gross profit of $9.3 million for the three-month period ended June 30, 1999 increased $2.0 million from $7.3 million for the three-month period ended June 30, 1998. Overall gross margin was 35.0% for the three-month period ended June 30, 1999, down from 44.4% for the three-month period ended June 30, 1998.

Systems gross margin was $7.8 million for the three-month period ending June 30, 1999 compared to $6.4 million for three-month period ended June 30, 1998. Gross margin related to systems revenue decreased to 36.5% for the three-month period ended June 30, 1999 from 50.5% for the three-month period ended June 30, 1998. The decrease in system gross margin reflects the increased allocation of R&D resources to contract specific tasks, primarily due to increased customization for certain contracts, which is reflected in the reduction of R&D expenditures during the three-month period, as well as the product mix.

Maintenance gross profit of $1.5 million for the three-month period ended June 30, 1999 increased $0.6 million from $.9 million for the three-month period ended June 30, 1998. Gross margin related to maintenance revenue increased to 29.1% for the three-month period ended June 30, 1999 from 24.5% for the three-month period ended June 30, 1998. The increase in our maintenance gross margin is partially due to renegotiations of several low margin contracts we inherited from our TFP and Boulder acquisitions.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses of $1.3 million for the three-month period ended June 30, 1999, decreased 39.2% from $2.1 million for the three-month period ended June 30, 1998. RD&E expenses, as a percentage of revenues, decreased to 4.8% for the three-month period ended June 30, 1999 from 12.7% for the three-month period ended June 30, 1998. The decrease in RD&E expenses is primarily attributable to the diversion of a large portion of our R & D effort to the customization and performance of certain contracts whose expenses were charged to cost of revenues. We expect the RD&E expense to increase next quarter.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three-month period ended June 30, 1999, SG&A expenses increased to $5.2 million from $4.6 million for the three-month period ended June 30, 1998. SG&A expenses, as a percentage of revenues, decreased to 19.6% for the three-month period ended June 30, 1999 from 28.2% for the three-month period ended June 30, 1998. The decrease primarily reflects cost savings resulting from increased revenues as well as cost synergies associated with the SunRise and TFP integrations into Anaheim.

PROVISION FOR INCOME TAXES

Income tax provision for the three-month period ended June 30, 1999 equaled $1.2 million compared to an income tax provision of $127,000 for the three-month period ended June 30, 1998.

We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS 109, "Accounting for Income Taxes".

BACKLOG

We measure our backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, we include in backlog contract revenue not recognized at the period end. As of June 30, 1999, our system revenue backlog approximated $95 million, compared to $105.3 million as of March 31, 1999 and $35.6 million on June 30, 1998. In addition, our maintenance revenue backlog approximated $16 million as of June 30, 1999. The increase in system revenue backlog reflects our $46 million contract with Siemens Argentina entered into in October 1998. The six year contract is to provide automated fingerprint technology to the Argentina government as part of their national ID program.

Orders comprising the our system backlog may include requirements for custom software development or file conversion that may require extensive resources to be completed prior to shipment. Any failure by us to meet an agreed upon schedule could lead to the cancellation of the related order. We believe that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times. Additionally, variations in the size, complexity and delivery requirements of customer orders may result in substantial fluctuations in backlog on a regular basis. Accordingly, we believe that backlog may not be a meaningful indicator of future financial performance.

FINANCIAL CONDITION

Cash and cash equivalents increased from $8.6 million at March 31, 1999 to $11.6 million at June 30, 1999 as a result of stronger collections and increased emphasis on customer deposits on new contracts.

Inventories increased from $8.2 million at March 31, 1999 to $12.0 million at the March 31, 1999. The increase was primarily due to increased deliveries of material related to contracts that were received into inventory in preparation for shipment in the second quarter.

During the first quarter, our Chief Executive Officer and President, Richard
M. Giles, was extended a loan for $600,000 from the Company. A promissory note accompanied the loan which is collateralized by 200,000 shares of the Company's common stock owned by the Giles Trust, bears interest at 5.5% per annum and matures April 14, 2001. As a result, the notes receivable from related parties increased from $74,000 to $684,000.

The increase in the net balance of property, plant and equipment of $.3 million from $4.1 million at March 31, 1999 to $4.4 million at June 30, 1999 reflects capital expenditures of approximately $.9 million and depreciation expense of $.6 million.

The increase in accounts payable primarily reflects increased purchases of inventory at of the end of the current quarter as well as the timing of quarter end disbursements.

The increase in accrued wages and employee benefits of $.9 million is primarily the result of the number of days of accrued payroll at March 31, 1999 versus June 30, 1999 as well as increases in headcount.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through the cash provided by our operations and the utilization of our revolving credit line. The Company's operating activities provided cash of approximately $4.4 million for the three-months ended June 30, 1999 primarily through net earnings before non-cash depreciation and amortization.

Our investing activities used net cash of $1.5 million for the three-month period ended June 30, 1999 due primarily to the extension of the $.6 million note receivable to Richard Giles and capital expenditures of $.9 million.

Financing activities provided cash of $163,000 during the three-month period ended June 30, 1999 as a result of proceeds from the exercise of stock options of $210,000 which was offset by the reduction of long term- debt by $47,000 for the period.

The Company believes that the cash generated from operations, as well as the use of the revolving credit line will provide sufficient resources to fund the Company through at least the end of fiscal year 1999.

YEAR 2000 COMPLIANCE

Many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, are coded to accept only two digit entries in the date code field, and thus, were not designed to correctly process dates after December 31, 1999. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. As a result, in less than five months, computer systems and software used by many companies may need to be upgraded or are being upgraded to comply with such "Year 2000" requirements. We believe that certain of our internal systems are not Year 2000 compliant and we are currently in the process of transitioning to systems which our vendors have represented as being Year 2000 compliant.

We have assessed the impact of such "Year 2000" issues on our products, our internal IT and non-IT systems, as well as on our customers, suppliers and service providers. We have determined that certain of our internal IT and non-IT systems are not Year 2000 compliant and we are currently in the process of transitioning to systems which the Company's vendors have represented as being Year 2000 compliant. We believe that with modifications and conversions, the Year 2000 issue can be managed and the associated risks mitigated. We believe that our internal critical systems are currently Year 2000 compliant with the remaining modifications and conversions to be completed by September 30, 1999. With regard to our products, we believe that the current versions of all products are Year 2000 compliant. However, certain older product versions are not Year 2000 compliant. We have notified our customers of potential Year 2000 compliance problems and have offered such customers the opportunity to purchase upgrades. For customers with current systems under maintenance agreements, we have offered and will continue to offer Year 2000 upgrades as part of the maintenance process. Customers not under maintenance agreements or with older generation systems have been offered and will continue to be offered the opportunity to purchase upgrades. We do not anticipate a material cost to upgrading our products to be Year 2000 compliant. However, there can be no guarantee that Year 2000 issues will not have a material impact on our business, operating results and financial condition.

We are unable to control whether our suppliers and service providers will be Year 2000 compliant. However, we have initiated communications with our significant vendors to determine the extent to which our operations may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Our operations may be affected to the extent that our vendors are unable to provide services or ship products. Where practicable, we will assess and attempt to mitigate its risks with respect to failure of those entities to be Year 2000 ready. We have not received responses from all of our significant vendors, and thus, the effect, if any, on our results of operations from the failure of such parties to be Year 2000 ready cannot be estimated. The inability of these third parties to remediate their Year 2000 problems could have a material adverse effect on our business, operating results and financial condition.

Although we expect our internal systems to be Year 2000 compliant as described above, we have prepared a contingency plan that specifies what we plan to do if we or our significant vendors are not Year 2000 compliant in a timely manner. Even if these plans are put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on our business, financial condition and financial condition.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruption of operations at our facilities or those of our vendors and suppliers, including among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities. We believe that under a worse a worse case scenario, we could continue the majority of our normal business activities on a manual basis.

While it is difficult to quantify the total cost to us of the Year 2000 compliance activities, our best estimate of expenditures to date is between $350,000 - $400,000. The total remaining cost is estimated to be approximately $100,000. We are expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by its third party vendors with respect to Year 2000 compliance will be accurate, or (b) that we will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurances that Year 2000-related failures caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on us. We can give no assurance that Year 2000 issues will not have a material impact on our business, operating results and financial condition. We anticipate that our internal systems will be Year 2000 compliant by September 30, 1999.

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

None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5 - OTHER INFORMATION

None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company did not file any current reports on Form 8-K during the three-month period ended June 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PRINTRAK INTERNATIONAL INC.
                        (REGISTRANT)



                        BY   /S/  RICHARD M. GILES
                             ----------------------------
                             Name:    Richard M. Giles
                             Title:   Chairman of the Board, Chief Executive
                                      Officer, President and acting Chief
                                      Financial Officer

August 16, 1999