Form 10-Q
period 1999-09-30
PRINTRAK INTERNATIONAL INC
filed 1999-11-15
CIK 1013050

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
       ______________

Commission File Number: 000-20719
                        ---------

                           PRINTRAK INTERNATIONAL INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               33-0070547
-------------------------                                      ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1250 North Tustin Avenue  Anaheim, California                     92807
---------------------------------------------                     -----
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

         11,651,169 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of October 29, 1999.

--------------------------------------------------------------------------------

                                    FORM 10-Q

                                    CONTENTS

                                                                                                      Page Number
                                                                                                      -----------
PART I -     FINANCIAL INFORMATION
     ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at September 30, 1999 (unaudited)
     and March 31, 1999......................................................................             1

     Unaudited Consolidated Statements of Operations for the three month
     periods ended September 30, 1999 and 1998...............................................             2

     Unaudited Consolidated Statements of Operations for the six month
     periods ended September 30, 1999 and 1998...............................................             3

     Unaudited Consolidated Statements of Cash Flows for the six month
     periods ended September 30, 1999 and 1998...............................................             4

     Notes to the Unaudited Consolidated Financial Statements................................             5

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................             7

     Item 3: Quantitative and Qualitative Disclosures about Market Risk......................            14

PART II -    OTHER INFORMATION


     Item 1: Legal Proceedings...............................................................            15

     Item 2: Changes in Securities and Use of Proceeds.......................................            15

     Item 3: Defaults upon Senior Securities.................................................            15

     Item 4: Submission of Matters to a Vote of Security Holders.............................            15

     Item 5: Other Information...............................................................            15

     Item 6: Exhibits and Reports on Form 8-K................................................            16

     Signature  .............................................................................            17

                           PRINTRAK INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                    AT SEPTEMBER 30, 1999 AND MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                         September       March 31,
                                                                                         30, 1999          1999
                                                                                        (unaudited)       audited
                                                                                        -----------       -------
                                        ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents.........................................................       $9,484        $8,557
    Accounts receivable, net (Note 2).................................................       28,700        29,995
    Inventories, net (Note 3).........................................................       11,762         8,245
    Prepaid expenses and other current assets.........................................        1,858         1,333
    Deferred income taxes.............................................................        5,207         5,207
                                                                                        -----------   -----------
        Total current assets..........................................................       57,011        53,337
Notes receivable from related parties.................................................          697            74
Property, plant and equipment - net ..................................................        3,771         4,103
Deferred income taxes.................................................................        3,896         3,820
Other long-term assets................................................................        1,339         1,638
Goodwill and other intangible assets, net.............................................        3,303         2,330
                                                                                        -----------   -----------
TOTAL ASSETS                                                                                $70,017       $65,302
                                                                                        -----------   -----------
                                                                                        -----------   -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable.................................................................        $4,896       $ 8,879
    Accrued wages and employee benefits..............................................         3,391         1,990
    Other accrued liabilities........................................................         8,310         7,508
    Current portion of long-term debt ...............................................           128           122
    Deferred revenue.................................................................        12,591        12,704
    Income taxes payable.............................................................         2,830           918
                                                                                        -----------   -----------

        Total current liabilities                                                            32,146        32,121

Long-term debt, less current portion ................................................           132           180
                                                                                        -----------   -----------
           Total liabilities.........................................................        32,278        32,301

 STOCKHOLDERS' EQUITY:
    Common stock ($.0001 par value; 20,000,000 shares authorized;
    11,638,578 and 11,406,043 shares issued and outstanding).........................             1             1
    Additional paid-in capital.......................................................        20,001        18,886
    Retained earnings................................................................        17,946        14,360
    Note receivable from stockholder.................................................         (300)         (300)
    Accumulated other comprehensive income...........................................            91            54
                                                                                        -----------   -----------
       Total stockholders' equity....................................................        37,739        33,001
                                                                                        -----------   -----------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                                   $ 70,017      $ 65,302
                                                                                        -----------   -----------
                                                                                        -----------   -----------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Three months     Three months
                                                                                     ended             ended
                                                                                 September 30,     September 30,
                                                                                      1999             1998
                                                                                ---------------   ---------------
REVENUES:
System........................................................................          $22,741           $16,623
Maintenance...................................................................            4,562             3,578
                                                                                ---------------   ---------------
    Total revenues ...........................................................           27,303            20,201

COST OF REVENUES:
System........................................................................           14,561             8,998
Maintenance...................................................................            2,901             2,708
                                                                                ---------------   ---------------
    Total cost of revenues ...................................................           17,462            11,706

    Gross profit..............................................................            9,841             8,495

OPERATING EXPENSES:
Research, development and engineering.........................................            1,595             1,773
Selling, general and administrative ..........................................            5,369             5,300
                                                                                ---------------   ---------------
    Total operating expenses..................................................            6,964             7,073

    Operating income..........................................................            2,877             1,422

Other income..................................................................              201                54
                                                                                ---------------   ---------------

    Income before provision for income taxes..................................            3,078             1,476

Provision for income taxes....................................................            1,235               517
                                                                                ---------------   ---------------

    Net income................................................................           $1,843              $959
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------

    Net income per common share:
    Basic.....................................................................             $.16              $.08
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------
    Diluted...................................................................             $.16              $.08
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Six months       Six months
                                                                                     ended             ended
                                                                                 September 30,     September 30,
                                                                                      1999             1998
                                                                                ---------------   ---------------
REVENUES:
System........................................................................          $44,032           $29,216
Maintenance...................................................................            9,823             7,422
                                                                                ---------------   ---------------
    Total revenues ...........................................................           53,855            36,638

COST OF REVENUES:
System........................................................................           28,088            15,235
Maintenance...................................................................            6,629             5,610
                                                                                ---------------   ---------------
    Total cost of revenues ...................................................           34,717            20,845

    Gross profit..............................................................           19,138            15,793

OPERATING EXPENSES:
Research, development and engineering.........................................            2,861             3,853
Selling, general and administrative ..........................................           10,568             9,938
                                                                                ---------------   ---------------
    Total operating expenses..................................................           13,429            13,791

    Operating income..........................................................            5,709             2,002

Other (expense) income........................................................              280             (161)
                                                                                ---------------   ---------------

    Income before provision for income taxes..................................            5,989             1,841

Provision for income taxes....................................................            2,408               644
                                                                                ---------------   ---------------

    Net income................................................................           $3,581            $1,197
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------

    Net income per common share:
    Basic.....................................................................             $.31              $.11
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------
    Diluted...................................................................             $.30              $.10
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Six months        Six months
                                                                                     ended             ended
                                                                                 September 30,     September 30,
                                                                                      1999              1998
                                                                                ---------------   ---------------
Cash flows from operating activities:
    Net income................................................................           $3,581            $1,197
     Adjustments to reconcile net income  to net cash provided by operating activities:
    Depreciation and amortization.............................................            1,527             1,702
    Loss on sale of fixed assets..............................................               24               179
    Changes in operating assets and liabilities:
       Accounts receivable, net...............................................            1,295               714
       Inventories, net.......................................................          (3,517)             (531)
       Prepaid expenses and other current assets..............................            (599)               524
       Accounts payable ......................................................          (3,985)               855
       Accrued liabilities....................................................            1,352           (2,373)
       Deferred revenue.......................................................            (133)             1,586
       Income taxes payable...................................................            1,907                 -
       Other..................................................................            1,143               622
                                                                                ---------------   ---------------
    Net cash provided by operating activities.................................            2,595             4,475

Cash flows from investing activities:
    Capital expenditures......................................................            (903)             (719)
    Increase in other long-term & intangible assets...........................          (1,300)                 -
    Proceeds from the sale of property, plant and equipment...................                2                 5
    Net proceeds from notes receivable........................................                -               492
    Notes receivable from related parties.....................................            (623)                 -
    Sale of short-term investments ...........................................              (3)             1,114
                                                                                ---------------   ---------------
    Net cash (used in) provided by investing activities.......................          (2,827)               892

Cash flows from financing activities:
    Principal repayments on long-term debt....................................             (43)           (8,979)
    Proceeds from common stock issuance.......................................            1,115               270
                                                                                ---------------   ---------------
      Net cash provided by (used in)  by financing activities.................            1,072           (8,709)
Effect of exchange rate changes on cash balances..............................               87                32
                                                                                ---------------   ---------------

Net change  in cash and cash equivalents......................................              927           (3,310)
Cash and cash equivalents, beginning of year..................................            8,557             3,763
                                                                                ---------------   ---------------
Cash and cash equivalents, end of period......................................           $9,484              $453
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------

Non-cash transaction-transfer of inventory to (from) fixed assets                             -             (100)
Supplemental disclosure of cash flow information:
     Interest paid ...........................................................              $20              $408
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------
     Income taxes paid........................................................             $628               $57
                                                                                ---------------   ---------------
                                                                                ---------------   ---------------



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

GENERAL BUSINESS

Printrak International Inc. (the "Company") is a worldwide supplier of integrated identification and information systems used in public safety applications and civil applications such as national ID programs. In the public safety market, Printrak's Digital Justice Solution (TM) provides networked fingerprint, photo imaging, computer-aided dispatch, automated records management and jail management systems. Printrak's civil systems prevent identity fraud and provide the identification infrastructure for emerging commercial fingerprint biometric applications. The Company's systems serve approximately 700 national, state, county and municipal agencies in 36 countries.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary to a fair statement of the financial position and results of operations as of September 30, 1999 and for the three month and six month periods ended September 30, 1999 and 1998. The results of operations for the three month and six month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 2000. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

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

Pursuant to SOP 97-2, the Company recognizes revenue on contracts which do not require significant modification or customization of software when all of the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are insignificant. A majority of the Company's contracts include a combination of the following elements: hardware, software, license fees, installation, program modifications, file conversion, training, and customer support. For such contracts, revenue must be allocated to each component based on vendor specific objective evidence of the components' fair value. Revenue allocated to undelivered products is recognized as the above criteria are met; revenue for services is recognized as services are performed or, for maintenance agreements, ratably over the life of the related contract. Cash payments for systems sales or maintenance received in advance of revenue recognition are accounted for as deferred revenue. For those contracts which have been considered long-term contracts due to a significant amount of customization, the Company recognizes revenue on a percentage of completion basis.

COMPREHENSIVE INCOME - Effective April 1, 1999, the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For the three month and six month periods ending September 30, 1999, the difference between net income, as reported, and comprehensive income was approximately $25,000.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                                 September     March 31,
                                                                                 30, 1999         1999
                                                                                (unaudited)
                                                                               -------------  -------------
         Billed receivables..................................................  $      20,419  $      22,626
         Unbilled receivables................................................          8,882          7,996
                                                                                  ----------     ----------
                                                                                      29,301         30,622
         Less allowance for doubtful accounts................................          (601)          (627)
                                                                                  ----------     ----------
                                                                               $      28,700         29,995
                                                                                  ----------     ----------
                                                                                  ----------     ----------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

Inventories consist of the following:

                                                                                 September     March 31,
                                                                                 30, 1999         1999
                                                                                (unaudited)
                                                                               -------------  -------------

         Raw materials.......................................................   $      3,929  $      4,678
         Work in progress....................................................          8,625         4,114
                                                                                  ----------     ----------
                                                                                      12,554         8,792
         Less allowance for inventory obsolescence and revaluation...........          (792)         (547)
                                                                                  ----------     ----------
                                                                                $     11,762         8,245
                                                                                  ----------     ----------
                                                                                  ----------     ----------

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ended September 30, 1999 with the three month period ended September 30, 1998, as well as the six month period ended September 30, 1999 with the six month period ended September 30, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

TOTAL REVENUES

Our total revenues are comprised of system revenues, which include products, file conversion, data mapping services and system installations, and maintenance revenues related to hardware and software support.

Our total revenues increased 35.2% to $27.3 million for the quarter ended September 30, 1999, compared to $20.2 million for the quarter ended September 30, 1998.

System revenues increased $6.1 million or 36.8% to $22.7 million for the second quarter from $16.6 million for the second quarter of the previous year. System revenues related to the Argentina civil identification contract totaled $1.9 million for the quarter. Maintenance revenues increased to $4.6 million or 27.5% of total revenue for the quarter ended September 30, 1999, compared to revenues of $3.6 million for the quarter ended September 30, 1998. The increase in maintenance revenues is reflective of an overall expansion of the customer base over the prior year.

Our quarterly revenues have in the past, and in the future, may be expected to fluctuate significantly. These fluctuations are the result of a variety of factors, including: our delivery cycle, variations in order size, variations in product mix, and the timing of orders.

GROSS PROFIT

Cost of revenues primarily consist of purchased materials procured for use in the assembly of our products, manufacturing or assembly labor and overhead, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete system installations.

Overall gross profit increased 15.8% to $9.8 million for the quarter ending September 30, 1999, versus $8.5 million for the same period of the previous fiscal year. Gross margin was 36.0% for the three months ended September 30, 1999, down from 42.1% for the three months ended September 30, 1998. The gross profit for system revenues increased to $8.2 million for the quarter ended September 30, 1999 from $7.6 million for the same quarter from the previous fiscal year. The system gross margin decreased to 36.0% for the current quarter from 45.9% for the second quarter of the previous fiscal year. Maintenance gross profit increased to $1.7 million for the quarter ended September 30, 1999 from $.9 million during the same period of the prior year. Due to better cost controls, gross margin related to maintenance revenue increased to 36.4% for the three months ended September 30, 1999 in comparison to 24.3% for the second quarter of the previous year.

The decrease in system gross margin reflects the increased allocation of R&D resources to contract specific tasks, primarily due to increased customization for certain contracts, which is reflected in the reduction of R&D expenditures during the three-month period, as well as lower profit margins realized due to the product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist principally of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three month period ended September 30, 1999, SG&A expenses increased to $5.4 million from $5.3 million for the period ended September 30, 1998. This $100,000 increase primarily reflects costs related to the recruitment of key employees as part of building our infrastructure along with recording a full quarter of costs associated with the opening of the Irvine office at the end of April 1999. SG&A expenses, as a percentage of revenues, decreased to 19.7% for the three months ended September 30, 1999 from 26.2% for the three months ended September 30, 1998.


RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses decreased 10.0% to $1.6 million for the quarter ended September 30, 1999, down from $1.8 million for the quarter ended September 30, 1998. The decrease in RD&E expense is primarily the result of increased allocation of resources to contract specific tasks, which are classified as cost of sales, as well as a reduction in contract labor. RD&E expenses, as a percentage of revenues, decreased to 5.8% for the three months ended September 30, 1999, down from 8.8% for the same period of the previous year.


PROVISION FOR INCOME TAXES

Income tax expense for the quarter ended September 30, 1999 equaled $1.2 million in comparison to $500,000 for the quarter ended September 30, 1998. Our tax provision for fiscal 2000 is based on the combined federal and state statutory rates of 40% and reflects the impact of state and foreign taxes.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998

TOTAL REVENUES

Our total revenues have increased 47.0% to $53.9 million for the six months ended September 30, 1999, up from $36.6 million for the prior year. This $17.3 million revenue increase is primarily attributable to approximately $8.0 million in systems revenues relating to the Argentina Civil ID contract and $13.3 million in revenues for CAD systems recorded during the six-month period ending September 30, 1999. No revenues for the Argentina contract were recorded during the six-month period ended September 30, 1998 while $6.4 million of revenues were recorded for CAD systems for six-month period ended September 30, 1998.

Maintenance revenue contributed $2.4 million to the increase in total revenue for the six months ended September 30, 1999, increasing 32.3% to $9.8 million. The increase is reflective of an overall expansion of the customer base over the prior year.

GROSS PROFIT

Overall gross profit increased 21.2% to $19.1 million for the six months ended September 30, 1999 in comparison to $15.8 million for the prior year. Gross margin was 35.5% for the six months ended September 30, 1999, down from 43.1% for the same prior year period. Gross profit for system revenues increased to $15.9 million for the six months ended September 30, 1999 from $14.0 million for the same period of the previous fiscal year. System gross margin decreased to 36.2% for the current period from 47.9% from the same period during the prior year. Overall maintenance gross profit increased by $2.4 million for the six months ended September 30, 1999 from $1.8 million in the prior year to $3.2 million for the current fiscal period. Gross margin related to maintenance revenues increased to 32.5% for the first six months of the current year in comparison to 24.4% for the same period last year.

The decrease in system gross margin reflects the increased allocation of R&D resources to contract specific tasks, primarily due to increased customization for certain contracts, which is reflected in the reduction of R&D expenditures during the six-month period, as well as lower profit margins realized due to the product mix. The increase in maintenance gross margin is a result of the elimination of low margin maintenance contracts we inherited through acquisition.

RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E decreased 25.7% to $2.9 million for the six-month period ended September 30, 1999 compared with $3.9 million for the same period last year. This $1.0 million decrease is primarily the result of an increased allocation of resources to contract specific tasks, which are classified as cost of revenues, as well as a reduction in contract labor. RD&E expenses, as a percentage of revenues, decreased to 5.3% for the six months ended September 30, 1999, down from 10.5% for the same period of the previous year.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses increased 6.3% to $10.6 million for the six month period ended September 30, 1999, compared with $9.9 million for the same period in fiscal 1999. The increase was primarily due to the increased costs of expanding the infrastructure and the addition of the new Irvine office at the end of April 1999. SG&A expenses, as a percentage of revenues, decreased slightly to 19.6% for the six months ended September 30, 1999 from 27.1% for the six months ended September 30, 1998.

OTHER (EXPENSE) INCOME

Other income for the six-month period ended September 30, 1999 equaled $280,000 in comparison to other expense of $161,000 for the six-month period ended September 30, 1998. Other income for the period is composed primarily of interest income of $339,000 as the debt from the prior year had been retired. Other expense for the six-month period ended September 30, 1998 totaling $59,000 comprised mainly of $20,000 in interest expense, $23,000 in loss on disposition of assets, and various other expenses.

PROVISION FOR INCOME TAXES

Income tax expense for the six-month period ended September 30, 1999 equaled $2.4 million in comparison to expense of $.6 million for the six-month period ended September 30, 1998. Our current year tax provision is based on a statutory rate of 40% and reflects the impact of federal, state and foreign taxes.

BACKLOG

We measure our backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, we include in backlog contract revenue not recognized at the period end. As of September 30, 1999, our system revenue backlog approximated $71.7 million, compared to $95.0 million as of June 30, 1999 and $35.7 million on September 30, 1998. In addition, our maintenance/warranty revenue backlog approximated $32.8 million as of September 30, 1999.

Orders comprising our system backlog may include requirements for custom software development or file conversion that may require extensive resources to be completed prior to shipment. Any failure by us to meet an agreed upon schedule could lead to the cancellation of the related order. We believe that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times. Additionally, variations in the size, complexity and delivery requirements of customer orders may result in substantial fluctuations in backlog on a regular basis. Accordingly, we believe that backlog may not be a meaningful indicator of future financial performance.

FINANCIAL CONDITION

Cash and cash equivalents increased from $8.6 million at March 31, 1999 to $9.5 million at September 30, 1999 as a result of stronger collections and increased emphasis on customer deposits on new contracts.

Inventories increased from $8.2 million at March 31, 1999 to $11.8 million at September 30, 1999. The increase was primarily due to increased deliveries of material along with labor and overhead costs related to contracts that are scheduled for shipment during the remainder of the fiscal year.

During the first quarter, our Chief Executive Officer and President, Richard M. Giles, was extended a loan for $600,000 from the Company. A promissory note accompanied the loan which is collateralized by 200,000 shares of the Company's common stock owned by the Giles Trust, bears interest at 5.5% per annum and matures April 14, 2001. As a result, the notes receivable from related parties increased from $74,000 to $697,000.

The decrease in the net balance of property, plant and equipment of $300,000 from $4.1 million at March 31, 1999 to $3.8 million at September 30, 1999 reflects capital expenditures of approximately $900,000 and depreciation expense of $1.2 million. The decrease was mainly attributable to the fact that the accumulated depreciation exceeded capital expenditures.

The decrease in accounts payable during the six-month period of $4.0 million is mainly attributable to more efficient processing of invoices through the system resulting in more timely payments.

The increase in accrued wages and employee benefits is primarily the result of the number of days of accrued payroll at March 31, 1999 versus September 30, 1999 as well as increases in headcount (from 452 to 497) during the period. The increase in other accrued liabilities is primarily the result of increases in management bonus provisions.

The increase in income taxes payable from $.9 million at March 31, 1999, to $2.8 million at September 30, 1999, reflects additional provision for income taxes on net earnings during the current fiscal period.

Other intangible assets increased by approximately $1.3 million for the purchase of the DMSC mapping software license, which is being ammortized over thirty six months beginning July 1999.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through the cash provided by our operations and the utilization of our revolving credit line. Our operating activities provided cash of approximately $1.3 million for the six-months ended September 30, 1999 primarily through net earnings before non-cash depreciation and amortization, partially offset by changes in operating assets and liabilities.

Our investing activities used net cash of $1.5 million for the six-month period ended September 30, 1999 due primarily to the extension of the $600,000 note receivable to Richard Giles and capital expenditures of $.9 million.

Financing activities provided cash of $1.1 million during the six-month period ended September 30, 1999 as a result of proceeds from the exercise of stock options of $1.1 million during the period.

We believe that the cash generated from operations, as well as the availability of the revolving credit line will provide sufficient resources to fund the Company through at least the end of calendar year 2000.

YEAR 2000 COMPLIANCE

Many currently installed information technology ("IT") systems, such as computer systems and software products, as well as non-IT systems that include embedded technology, are coded to accept only two digit entries in the date code field, and thus, were not designed to correctly process dates after December 31, 1999. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. As a result, in less than three months, computer systems and software used by many companies may need to be upgraded or are being upgraded to comply with such "Year 2000" requirements. We believe that certain of our internal systems are not Year 2000 compliant and we are currently in the process of transitioning to systems which our vendors have represented as being Year 2000 compliant.

We have assessed the impact of such "Year 2000" issues on our products, our internal IT and non-IT systems, as well as on our customers, suppliers and service providers. We have determined that certain of our internal IT and non-IT systems are not Year 2000 compliant and we are currently in the process of transitioning to systems which our vendors have represented as being Year 2000 compliant. We believe that with the remaining minor modifications and conversions of some personal computers, the Year 2000 issue can be managed and the associated risks mitigated. We believe that our internal critical systems are currently Year 2000 compliant with the remaining minor modifications and conversions to be completed before December 31, 1999. With regard to our products, we believe that the current versions of all products are Year 2000 compliant. However, certain older product versions are not Year 2000 compliant. We have notified our customers of potential Year 2000 compliance problems and have offered such customers the opportunity to purchase upgrades. For customers with current systems under maintenance agreements, we have offered and will continue to offer Year 2000 upgrades as part of the maintenance process. Customers not under maintenance agreements or with older generation systems have been offered and will continue to be offered the opportunity to purchase upgrades. We do not anticipate a material cost to upgrading our products to be Year 2000 compliant. However, there can be no guarantee that Year 2000 issues will not have a material impact on our business, operating results and financial condition.

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

While it is difficult to quantify the total cost to us of the Year 2000 compliance activities, our best estimate of expenditures to date is between $350,000 - $400,000. The total remaining cost is estimated to be approximately $50,000. We are expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flows. Notwithstanding the foregoing, there can be no assurances
(a) that the representations provided by our third party vendors with respect to Year 2000 compliance will be accurate, or (b) that we will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurances that Year 2000-related failures caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on us. We can give no assurance that Year 2000 issues will not have a material impact on our business, operating results and financial condition.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate fluctuations in the normal course of business. Our main area of risk lies in contracts negotiated in foreign currencies other than US dollars. Depending on the payment terms of the contract we may be subject to currency rate fluctuations. We have had limited exposure in this area due to the small number of contracts negotiated in foreign currencies. However, beginning in the third quarter of fiscal 2000, we will be receiving payments from our Argentinian contract in pesos. There can be no assurance that this activity will not affect the results of our operations and financial position, but we will be reviewing this contract's payment activities on a regular basis.

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

None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on August 25, 1999. Of the 11,448,638 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 9,329,961 common shares, representing 81.47% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following three proposals were presented and voted on at the stockholders' meeting:

Proposal One: Each of the six nominees to the Board of Directors was elected for a one-year term by the stockholders. The following directors were elected: R. Giles, J. Hardy, D. Driscoll, C. Smith, A. Wong and P. Higgins. Subsequent to John Hardy's election, he resigned all of his positions at Printrak on October 8, 1999.

Proposal Two: To amend the Company's 1996 Stock Incentive Plan to increase the shares issuable pursuant to such Plan by 500,000 shares. The voting results were: For 8,548,999; Against 772,149; Abstain 8,813; Broker Non-Vote 0.

Proposal Three: To ratify the appointment of Deloitte & Touche LLP as independent auditors. The voting results were: For 9,317,505; Against 10,558; Abstain 1,898; Broker Non-Vote 0.

Item 5 - OTHER INFORMATION

None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

10.1 Source Code License Agreement between DMSC Inc. and Printrak International dated June 29, 1999

27       Financial Data Schedule

The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRINTRAK INTERNATIONAL INC.
                                  (REGISTRANT)



                                  BY   /s/  RICHARD M. GILES
                                       ---------------------
                                      Name:   Richard M. Giles
                                      Title:  Chief Executive Officer, President
                                              and acting Chief Financial Officer

November 15, 1999