Form 10-Q
period 1999-12-31
PRINTRAK INTERNATIONAL INC
filed 2000-02-14
CIK 1013050

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
         -------------                                       -----------

Commission File Number: 000-20719
                        ---------

                           PRINTRAK INTERNATIONAL INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                     33-0070547
--------------------------                           ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

1250 North Tustin Avenue  Anaheim, California           92807
---------------------------------------------           -----
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

         11,780,202 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of January 31, 2000.

--------------------------------------------------------------------------------

                                    FORM 10-Q

                                    CONTENTS

                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART I -     FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at December 31, 1999 (unaudited)
     and March 31, 1999......................................................................             1

     Unaudited Consolidated Statements of Operations for the three-month
     period ended December 31, 1999 and December 31, 1998....................................             2

     Unaudited Consolidated Statements of Operations for the nine-month
     period ended December 31, 1999 and December 31, 1998....................................             3

     Unaudited Consolidated Statements of Cash Flows for the nine-month
     period ended December 31, 1999 and December 31, 1998....................................             4

     Notes to the Unaudited Consolidated Financial Statements................................             6

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................             9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks....................            15


PART II -    OTHER INFORMATION

     Item 1: Legal Proceedings...............................................................            16

     Item 2: Changes in Securities and Use of Proceeds.......................................            16

     Item 3: Defaults upon Senior Securities.................................................            16

     Item 4: Submission of Matters to a Vote of Security Holders.............................            16

     Item 5: Other Information...............................................................            16

     Item 6: Exhibits and Reports on Form 8-K................................................            17

     Signature  .............................................................................            18

PART I - FINANCIAL INFORMATION


                           PRINTRAK INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                     AT DECEMBER 31, 1999 AND MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                         December 31,         March 31,
                                                                                             1999               1999
                                                                                         (unaudited)          (audited)
                                                                                    ---------------------------------------
                                        ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents.........................................................          $11,288             $ 8,557
    Accounts receivable, net (Note 2).................................................           28,575              29,995
    Inventories, net (Note 3).........................................................           12,573               8,245
    Prepaid expenses and other current assets.........................................            3,649               1,333
    Deferred income taxes.............................................................            5,207               5,207
                                                                                       ----------------    ----------------
        Total current assets..........................................................           61,292              53,337

Notes receivable from related parties.................................................              750                  74
Property, plant and equipment, net ...................................................            3,271               4,103
Deferred income taxes.................................................................            3,913               3,820
Other long-term assets................................................................            1,142               1,638
Goodwill and other intangible assets, net.............................................            3,251               2,330
                                                                                       ----------------    ----------------
TOTAL ASSETS                                                                                    $73,619             $65,302
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable.................................................................            $3,142             $ 8,879
    Accrued wages and employee benefits..............................................             3,741               1,990
    Other accrued liabilities........................................................             8,698               7,508
    Current portion of long-term debt ...............................................               109                 122
    Deferred revenue.................................................................            13,568              12,704
    Income taxes payable.............................................................             4,115                 918
                                                                                       ----------------    ----------------
       Total current liabilities.....................................................            33,373              32,121

Long-term debt, less current portion.................................................               473                 180
                                                                                       ----------------    ----------------
           Total liabilities.........................................................            33,846              32,301

 STOCKHOLDERS' EQUITY:
    Common stock ($.0001 par value; 20,000,000 shares authorized;
    11,733,761 and 11,361,382 shares issued and outstanding) ........................                 1                   1
    Additional paid-in capital.......................................................            20,152              18,886
    Retained earnings................................................................            19,957              14,360
    Note receivable from stockholder.................................................              (134)               (300)
    Accumulated other comprehensive income (loss)....................................              (203)                 54
                                                                                       ----------------    ----------------
       Total stockholders' equity....................................................            39,773              33,001
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                                        $73,619             $65,302
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------

          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Three-month       Three-month
                                                                                  period ended     period ended
                                                                                  December 31,     December 31,
                                                                                      1999             1998
                                                                                 --------------   ---------------
REVENUES:
System........................................................................          $21,896           $19,280
Maintenance...................................................................            5,983             4,439
                                                                                 --------------   ---------------
    Total revenues ...........................................................           27,879            23,719


COST OF REVENUES:
System........................................................................           12,371            11,979
Maintenance...................................................................            3,497             2,691
                                                                                 --------------   ---------------
    Total cost of revenues ...................................................           15,868            14,670


     Gross profit.............................................................           12,011             9,049

OPERATING EXPENSES:
Research, development and engineering.........................................            2,048               642
Selling, general and administrative ..........................................            6,629             5,788
                                                                                 --------------   ---------------
    Total operating expenses
                                                                                          8,677             6,430

     Operating income ........................................................            3,334             2,619


Other (income) expense........................................................              (13)              209
                                                                                 --------------   ---------------

    Income before provision (benefit) for income taxes........................            3,347             2,410

Provision (benefit) for income taxes..........................................            1,339            (5,930)
                                                                                 --------------   ---------------
    Net income ...............................................................           $2,008            $8,340
                                                                                 --------------   ---------------
                                                                                 --------------   ---------------
    Net income per common share:

    Basic.....................................................................            $ .17             $ .73
                                                                                 --------------   ---------------
                                                                                 --------------   ---------------

    Diluted...................................................................            $ .17             $ .70
                                                                                 --------------   ---------------
                                                                                 --------------   ---------------

          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Nine-month       Nine-month
                                                                                  period ended     period ended
                                                                                  December 31,     December 31,
                                                                                      1999             1998
                                                                                  -------------    --------------
REVENUES:
System........................................................................          $65,928           $48,496
Maintenance...................................................................           15,806            11,861
                                                                                  -------------    --------------
    Total revenues ...........................................................           81,734            60,357

COST OF REVENUES:
System........................................................................           40,459            27,214
Maintenance...................................................................           10,127             8,301
                                                                                  -------------    --------------
    Total cost of revenues ...................................................           50,586            35,515

     Gross profit.............................................................           31,148            24,842

OPERATING EXPENSES:
Research, development and engineering.........................................            4,908             4,495
Selling, general and administrative ..........................................           17,197            15,726
                                                                                  -------------    --------------
    Total operating expenses..................................................           22,105            20,221

     Operating income.........................................................            9,043             4,621

Other (income) expense........................................................             (293)              370
                                                                                  -------------    --------------

    Income before provision for income taxes..................................            9,336             4,251

Provision (benefit) for income taxes..........................................            3,746            (5,286)
                                                                                  -------------    --------------

    Net income ...............................................................          $ 5,590           $ 9,537
                                                                                  -------------    --------------

    Net income per common share:
    Basic.....................................................................           $  .48            $  .84
                                                                                  -------------    --------------
                                                                                  -------------    --------------
    Diluted...................................................................           $  .47            $  .82
                                                                                  -------------    --------------
                                                                                  -------------    --------------

          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Nine-month       Nine-month
                                                                                   period ended     period ended
                                                                                   December 31,     December 31,
                                                                                       1999             1998
                                                                                  --------------   --------------
Cash flows from operating activities:
    Net income................................................................           $ 5,590          $ 9,537
     Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................             2,319            2,477
    Loss on sale or disposition of fixed assets...............................               182              179
    Deferred taxes............................................................                 -           (4,729)
    Changes in operating assets and liabilities:
       Accounts receivable, net...............................................               432              976
       Inventories, net.......................................................            (4,330)           1,173
       Prepaid expenses and other current assets..............................            (1,237)             807
       Accounts payable.......................................................            (5,738)          (1,841)
       Accrued liabilities....................................................             1,702             (896)
       Deferred revenue.......................................................               856              881
       Income taxes payable...................................................             3,193                -
       Other..................................................................             1,969             (721)
                                                                                  --------------   --------------
    Net cash provided by operating activities.................................             4,938            7,843

Cash flows from investing activiti1es:
    Capital expenditures......................................................            (1,102)          (1,070)
    Increase in other long-term and intangible assets.........................            (1,500)               -
    Proceeds from the sale of PPE.............................................                 2                5
    Net proceeds from notes receivable........................................               166              488
    Notes receivable from related parties.....................................              (676)               -
    Sale and maturities of short-term investments ............................               (3)            1,110
                                                                                  --------------   --------------
    Net cash (used in) provided by investing activities.......................            (3,113)             533

Cash flows from financing activities:
    Principal repayments on long-term debt....................................              (157)         (10,851)
    Repurchase of common stock................................................              (295)               -
    Proceeds from exercise of stock options...................................             1,561              301
                                                                                  --------------   --------------
      Net cash provided by(used in) financing activities......................             1,109          (10,550)
Effect of exchange rate changes on cash balances..............................              (203)              48
                                                                                  --------------   --------------

Net change in cash and cash equivalents.......................................             2,731           (2,126)
Cash and cash equivalents, beginning of year..................................             8,557            3,763
                                                                                  --------------   --------------
Cash and cash equivalents, end of period......................................          $ 11,288          $ 1,637
                                                                                  --------------   --------------
                                                                                  --------------   --------------

          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash transaction-transfer of inventory to (from) fixed assets                              -         (100)
Supplemental disclosure of cash flow information:
     Interest paid ...........................................................            $    8        $  88
                                                                                  --------------   --------------
                                                                                  --------------   --------------
     Income taxes paid........................................................            $   33        $  97
                                                                                  --------------   --------------
                                                                                  --------------   --------------


          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

GENERAL BUSINESS

Printrak International Inc. ("the Company") is a global supplier of enterprise software and related services for information management and decision support that ensures community safety and security. The Company's suite of networked applications provides comprehensive management of government records for rapid access and analysis of critical and time-sensitive public information. The systems operate by gathering, validating, warehousing, mining and distributing mission critical data to government agencies and businesses using private networks, the Internet or wireless services. Printrak technology also provides the positive identification infrastructure necessary to reduce fraud and enhance data exchange. The Company's systems serve approximately 700 national, state, county and municipal agencies in 36 countries.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary for a fair statement of the financial position and results of operations as of December 31, 1999 and for the three month and nine month periods ended December 31, 1999 and 1998. The results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 2000. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

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

COMPREHENSIVE INCOME - Effective April 1, 1999, the Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. For the three-month and nine-month periods ended December 31, 1999, the difference between net income, as reported, and comprehensive income was not significant.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                                                       December 31,          March 31, 1999
                                                                                           1999                   1999
                                                                                        (unaudited)            (audited)
                                                                                      --------------       ----------------
         Billed receivables..................................................         $     20,254         $      22,626
         Unbilled receivables................................................                8,765                 7,996
                                                                                      --------------       ----------------
                                                                                            29,019                30,622
         Less allowance for doubtful accounts................................                 (444)                 (627)
                                                                                      --------------       ----------------
                                                                                      $     28,575         $       29,995
                                                                                      --------------       ----------------
                                                                                      --------------       ----------------

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.



3.  INVENTORIES

Inventories consist of the following:

                                                                                       December 31,        March 31, 1999
                                                                                          1999                  1999
                                                                                       (unaudited)            (audited)
                                                                                      --------------       ----------------
         Raw materials.......................................................         $      4,473         $       4,678
         Work in progress....................................................                8,949                 4,114
                                                                                      --------------       ----------------
                                                                                            13,422                 8,792
         Less allowance for inventory obsolescence and revaluation...........                 (849)                 (547)
                                                                                      --------------       ----------------
                                                                                      $     12,573         $       8,245
                                                                                      --------------       ----------------
                                                                                      --------------       ----------------


4. NET INCOME AND NET INCOME PER COMMON SHARE

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

The number of shares used in computing EPS is as follows for the three-month period ended December 31:

                                                                                        1999                 1998
                                                                                     -----------          -----------
        Weighted average shares outstanding-basic...........................          11,567,000           11,357,000
        Common Stock equivalents............................................             310,000              508,000
                                                                                     -----------          -----------
        Weighted average shares outstanding - diluted.......................          11,877,000           11,865,000
                                                                                     -----------          -----------
                                                                                     -----------          -----------

The number of shares used in computing EPS is as follows for the nine-month period ended December 31:

                                                                                         1999                 1998
                                                                                     -----------          -----------
        Weighted average shares outstanding-basic...........................          11,598,000           11,315,000
        Common Stock equivalents............................................             301,000              374,000
                                                                                     -----------          -----------
        Weighted average shares outstanding - diluted.......................          11,899,000           11,689,000
                                                                                     -----------          -----------
                                                                                     -----------          -----------

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended December 31, 1999 with the three-month period ended December 31, 1998, as well as the nine-month period ended December 31, 1999 with the nine-month period ended December 31, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1998

TOTAL REVENUES


Total revenues are comprised of system revenues, which include products, file conversion, data mapping services and system installations, and maintenance revenues related to hardware and software support.

Total revenues increased 17.5% to $27.9 million for the three-month period ended December 31, 1999 compared to $23.7 million for the quarter ended December 31, 1998.

System revenues increased $2.6 million or 13.6% to $21.9 million for the third quarter ended December 31, 1999 from $19.3 million for the third quarter ended December 31, 1998. Systems revenues related to the Argentina civil identification contract totaled $3.0 million for the quarter. Maintenance revenues increased to $6.0 million or 34.8% for the quarter ended December 31, 1999, compared to revenues of $4.4 million for the quarter ended December 31, 1998. The increase in maintenance reflects an overall expansion of our customer base over the prior year as well as $764,000 in maintenance revenues attributable to the Argentina contract.

Quarterly revenues have in the past, fluctuated significantly. Similar fluctuations may occur in the future. These fluctuations are the result of a variety of factors, including: our delivery cycle, variations in order size, variations in product mix, and the timing of orders.

GROSS PROFIT

Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, manufacturing or assembly labor and overhead, engineering and development labor, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete system installations.

Overall gross profit increased 32.7% to $12.0 million for the quarter ending December 31, 1999, versus $9.0 million for the quarter ended December 31, 1998. Gross margin was 43.1% for the three months ended December 31, 1999, up 38.2% for the three months ended December 31, 1998. The gross profit for system revenues increased to $9.5 million for the quarter ended December 31, 1999 from $7.3 million for the same quarter from the previous fiscal year. The system gross margin increased to 43.5% for the current quarter from 37.9% for the third quarter of the previous fiscal year. Maintenance gross profit increased to $2.5 million for the quarter ended September 30, 1999 from $1.7 million during the same period of the prior year. Gross margin related to maintenance revenue increased to 41.6% for the three months ended December 31, 1999 in comparison to 39.4% for the third quarter of the previous year.

The increase in system gross margin reflects the decrease in the allocation of R&D resources to contract specific tasks, which had reduced R&D expenditures in the past, and increased profit margins realized due to the product mix. These resources have now been applied to R&D expenses, which have increased.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing, and administrative personnel, payments to consultants, professional service fees, travel and related expenses, and other marketing expenses.

For the three-month period ended December 31, 1999, SG&A expenses increased to $6.6 million from $5.8 million for the three-month period ended December 31, 1998. This $800,000 increase primarily reflects additional headcounts and the costs related to the recruitment of key employees as part of building our infrastructure along with costs associated with the opening of the Irvine office at the end of April 1999. SG&A expenses, as a percentage of revenues, decreased to 23.8% for the three-month period ended December 31, 1999 from 24.4% for the three-month period ended December 31, 1998.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and the cost of materials used in the development of hardware and software products.

RD&E expenses of $2.0 million for the three-month period ended December 31, 1999, increased 219.0% from $600,000 for the three-month period ended December 31, 1998. The increase in RD&E expenses is primarily attributable to the shift of our research and development effort from the performance of new contracts to research activities. This shift is primarily due to the completion of the first phase of the Argentina contract during the early part of the quarter ended December 31, 1999. Costs of materials and labor associated with projects along with the transfer of personnel from system integration to R&D were the main contributors to the increase. RD&E expenses, as a percentage of revenues, increased to 7.3% for the three-month period ended December 31, 1999 from 2.7% for the three-month period ended December 31, 1998.

PROVISION FOR INCOME TAXES

Income tax expense for the three-month period ended December 31, 1999 equaled $1.3 million compared to an income tax benefit of $5.9 million for the three-month period ended December 31, 1998. Our tax provision for fiscal 2000 is based on the federal statutory rate of 40% and reflects the impact of state and foreign taxes. For the third quarter ending December 31, 1998 we reversed the valuation allowance on the net deferred tax asset of $6.2 million which resulted in a tax benefit being recorded for the period.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1998

TOTAL REVENUES

Total revenues of $81.7 million for the nine-month period ended December 31, 1999, increased $21.4 million, or 35.4%, from $60.4 million for the nine-month period ended December 31, 1998. This increase in revenue is primarily attributable to approximately $11.0 million in systems revenues recorded during the nine-month period ending December 31, 1999 relating to the Argentina Civil ID contract compared to $1.4 million in revenue for the nine-month period ending December 31, 1998 and $13.3 million in revenues for CAD systems recorded during the nine-month period ending December 31, 1999 compared to $8.8 million for the nine-month period ending December 31, 1998.

Maintenance revenue of $15.8 million for the nine-month period ended December 31, 1999, increased $3.9 million, or 33.3%, from $11.9 million for the nine-month period ended December 31, 1998. The increase is primarily attributable to an overall expansion of the customer base over the prior year.

GROSS PROFIT

Overall gross profit of $31.2 million for the nine-month period ended December 31, 1999 increased 25.4% from $24.8 million for nine-month period ended December 31, 1998. Gross margin was 38.1% for the nine-month period ended December 31, 1999, down from 41.2% for the nine-month period ended December 31, 1998. Gross profit for system revenues increased to $25.5 million for the nine-month period ended December 31, 1999 from $21.3 million for the nine-month period ended December 31, 1998. System gross margin decreased to 38.6% for the nine-month period ended December 31, 1999 from 43.9% from the nine-month period ended December 31, 1998. The decrease in system gross margin reflects the increased allocation of R&D resources to contract specific tasks, primarily due to increased customization for certain contracts, which is reflected in the reduction of R&D expenditures during the nine-month period, as well as lower profit margins realized due to the product mix.

Overall maintenance gross profit of $5.7 million for the nine-month period ended December 31, 1999 increased $2.1 million from $3.6 million for the nine-month period ended December 31, 1998. Gross margin related to maintenance revenues increased to 35.9% for the nine-month period ended December 31, 1999 compared to 30.0% for the nine-month period ended December 31, 1998. The increase is reflective of an overall expansion of the customer base over the prior year and $764,000 maintenance revenue attributable to the Argentina contract.

SELLING, GENERAL AND ADMINISTRATIVE

SG&A expenses of $17.2 million for the nine-month period ended December 31, 1999, increased 9.4% from $15.7 million for the nine-month period ended December 31, 1998. SG&A expenses, as a percentage of revenues, decreased to 21.0% for the nine-month period ended December 31, 1999 from 26.1% for the nine-month period ended December 31, 1998. The $1.5 million increase primarily reflects additional headcount and the costs related to the recruitment of key employees as part of building our infrastructure along with costs associated with the opening of the Irvine office at the end of April 1999.

RESEARCH, DEVELOPMENT AND ENGINEERING

RD&E expenses of $4.9 million for the nine-month period ended December 31, 1999 increased 9.2% from expenses of $4.5 million for the nine-month period ended December 31, 1998. RD&E expenses, as a percentage of revenues, decreased to 6.0% for the nine-month period ended December 31, 1999, down from 7.4% for the nine-month period ended December 31, 1998. This $413,000 increase is primarily the result of increased allocation of resources to R&D as opposed to contract specific tasks which were classified as cost of revenues.

OTHER (EXPENSE) INCOME

Other income for the nine-month period ended December 31, 1999 equaled $293,000 in comparison to other expense of $370,000 for the nine-month period ended December 31, 1998. Other income for the nine-month period ended December 31, 1999 is primarily composed of interest income of $516,000 which is offset by exchange losses of $139,000, interest expense of $28,000 and other expense of $56,000.

PROVISION FOR INCOME TAXES

Income tax for the nine-month period ended December 31, 1999 equaled $3.7 million compared to a tax benefit of $5.3 million for the nine-month period ended December 31, 1998. Our prior year tax benefit reflects the reversal of the $6.2 million valuation allowance against our net deferred tax asset.

We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS 109, "Accounting for Income Taxes". As a result of numerous factors, including, but not limited to our earnings history, existing contracts, sales backlog, the existence of taxable temporary differences, and near-term earnings expectations, we believe that our net deferred tax asset is more likely than not to be realized, and in the third quarter of 1999, we released our deferred tax valuation allowance totaling $6.2 million. Although realization of the deferred tax asset is not assured, we believe that it is more likely than not that all of the deferred tax asset will be realized.

BACKLOG

We measure our backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, we include in backlog contract revenue not recognized at the period end. As of December 31, 1999, our system revenue backlog approximated $66.2 million, compared to $71.7 million as of September 30, 1999 and $95.0 million as of December 31, 1998. In addition, our maintenance revenue backlog approximated $32.8 million as of December 31, 1999. The system and maintenance revenue backlog includes what remains to be delivered on our $46.0 million contract with Siemens Argentina entered into in October 1998. The six year contract is to provide automated fingerprint technology to the Argentina government as part of their national ID program.

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

FINANCIAL CONDITION

Cash and cash equivalents increased from $8.6 million at March 31, 1999 to $11.3 million at December 31, 1999 as a result of stronger collections and increased emphasis on customer deposits on new contracts.

Inventories increased from $8.2 million at March 31, 1999 to $12.6 million at December 31, 1999. The increase was primarily due to increased deliveries of material along with labor and overhead costs related to contracts that are scheduled for shipment during the remainder of the fiscal year.

During the third quarter, our Chief Executive Officer and President, Richard
M. Giles, was extended a loan of $100,000 which was in addition to the $600,000 borrowed from the Company in the first quarter. An unsecured promissory note accompanied the $100,000 loan which bears interest at 5.5% per annum and matures at April 15, 2001. The promissory note for the first loan is collateralized by 200,000 shares of the Company's common stock owned by the Giles Trust, bears interest at 5.5% per annum and matures April 14, 2001. As a result, the notes receivable from related parties increased from $74,000 at March 31, 1999 to $750,000 at December 31, 1999.

The decrease in the net balance of property, plant and equipment of $800,000 from $4.1 million at March 31, 1999 to $3.3 million at December 31, 1999 reflects capital expenditures of approximately $1.1 million and depreciation expense of $1.9 million.

The increase in goodwill and other intangible assets was attributable to the purchase of the DMSC mapping software license for $1.5 million that is being amortized over thirty-six months beginning July 1999.

The decrease in accounts payable during the nine-month period ended December 31, 1999 of $5.7 million is mainly attributable to more efficient processing of invoices through the system resulting in more timely payments.

The increase in accrued wages and employee benefits of $1.8 million is primarily the result of three days of accrued payroll at March 31, 1999 versus ten days of accrued payroll at December 31, 1999 as well as increases in headcount during the nine-month period. The increase in other accrued liabilities is primarily the result of increases in management bonus provisions.

The increase in income taxes payable from $0.9 million at March 31, 1999, to $4.1 million at December 31, 1999, reflects additional provisions for income taxes as a result of increased earnings during the nine-month period ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through the cash provided by our operations and the use of our revolving credit line. Our operating activities provided cash of approximately $4.9 million for the nine months ended December 31, 1999 primarily through net earnings before non-cash depreciation and amortization.

Our investing activities used net cash of $3.1 million for the nine-month period ended December 31, 1999 due primarily to the extension of the $700,000 in notes receivable to Richard Giles, capital expenditures of $1.1 million and the purchase of the DMSC software license for $1.5 million.

Financing activities provided cash of $1.1 million during the nine-month period ended December 31, 1999 primarily as a result of proceeds from the exercise of stock options of $1.6 million during the period which was offset by the repurchase of common stock of $295,000.

During the month of December 1999, we negotiated a new credit line with Union Bank which increased our borrowing limit to $25.0 million. The expiration date of the credit line is December 31, 2000.

We believe that the cash generated from operations, as well as the availability of the revolving credit line will provide sufficient resources to fund the the Company's operations through at least the end of calendar 2000.

YEAR 2000 COMPLIANCE

YEAR 2000 UPDATE

We earlier disclosed our estimate of the cost and risk associated with the potential Y2K computer issue. We also informed you of our efforts to reduce the risk to the Company from Y2K problems. The measures that we had undertaken to alleviate the internal and external issues regarding potential Y2K problems proved to be appropriate and effective. Our internal operating systems as well as our systems in the field at customer sites have not suffered any significant Y2K related problems that impacted operations during the transition to the new millennium. Any issues encountered were minor and were resolved immediately without any impact on operating systems internally or at customer locations. However, we continue to monitor our internal and external operations along with customer sites to ensure that these problems have truly been resolved. There can be no assurance that issues may surface regarding Y2K compliance, but we expect these issues, if any, to be relatively insignificant.

While it is difficult to quantify the total cost to us of the Year 2000 compliance activities, our best estimate of expenditures to date is between $350,000 - $400,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate fluctuations in the normal course of business. Our main area of risk lies in contracts negotiated in foreign currencies other than US dollars. Depending on the payment terms of the contract, we may be subject to currency rate fluctuations. We have had limited exposure in this area due to the small number of contracts negotiated in foreign currencies. However, there can be no assurance that this activity will not increase which in turn may affect results of operations and financial position.

We have not been investing in marketable securities, but have been earning income on interest-bearing short term investments. Changes in interest rates may affect the return on these investments in future periods.

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

None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5 - OTHER INFORMATION


Any stockholder desiring to submit a proposal for action at the 2000 Annual Meeting of Stockholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company's offices, Attn: Secretary, Printrak International Inc., 1250
N. Tustin Avenue, Anaheim, California 92807, no later than April 15, 2000 in order to be considered for inclusion in the Company's proxy statement relating to the meeting. Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the Securities and Exchange Commission and other laws and regulations. Interested persons should refer to these statutes and regulations for more information.

On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4(c)(1), as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's 2000 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by June 30, 2000, the Company will be allowed to use its voting authority as outlined.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

         10.1     Union Bank credit line agreement.

         10.2     Giles Loan Document

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company did not file any current reports on Form 8-K during the three-month period ended December 31, 1999.

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

February  12 , 1999