Form 10-K405
period 2000-03-31
PRINTRAK INTERNATIONAL INC
filed 2000-06-29
CIK 1013050

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

               FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-20719

                            ------------------------

                          PRINTRAK INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        33-0070547
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

1250 NORTH TUSTIN AVENUE, ANAHEIM, CALIFORNIA                       92807
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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's Common Stock held by non-affiliates on May 31, 2000 (based upon the average of the high and low sales prices of such stock on such date) was $40,223,981. As of May 31, 2000, 11,944,171 shares of the Registrant's common stock, par value $0.0001 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PRINTRAK INTERNATIONAL INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                     INDEX

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

PART IV
  Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form
              8-K
  Signatures

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Printrak-Registered Trademark- International Inc. ("Printrak") is a global supplier of enterprise software and related services for information management and decision support that facilitates community safety and security. Our complete suite of networked applications, the Digital Justice Solution-TM-, provides comprehensive management of government records for rapid access and analysis of critical and time-sensitive public information. The systems operate by gathering, validating, warehousing, mining and distributing mission critical data to government agencies and businesses using private networks, the Internet or wireless services. Printrak-Registered Trademark- technology also provides the positive identification infrastructure necessary to reduce fraud and enhance data exchange. Our systems serve more than 1,000 national, state, county and municipal agencies in 36 countries.

    Printrak was originally formed in 1974 as a business unit of the Navigation Systems division of Rockwell International. The business and technology of Printrak were acquired by Thomas De La Rue and Company Limited in 1981, and the Company was incorporated in California in December 1984 as "De La Rue
Printrak, Inc." Printrak was acquired by management in 1991 and was renamed "Printrak International Incorporated." Printrak was reincorporated in Delaware in March 1996 under the name "Printrak International Inc."

    On May 7, 1997, Printrak acquired all of the issued and outstanding capital stock of TFP Inc. ("TFP"), a South Carolina corporation. As a result of the transaction, TFP became our wholly owned subsidiary. The business combination was accounted for by the pooling of interests method of accounting. Founded in 1988, TFP is considered a premier supplier of digital mugshot systems used by law enforcement, jail and correctional agencies. TFP's software applications also include jail management systems.

    On July 21, 1997, Printrak acquired a business unit of SCC Communications Corp. ("SCC") located in Boulder, Colorado, in a transaction accounted for under the purchase method of accounting. The Boulder business unit provides computer-aided dispatch systems and records management systems for law enforcement and fire and emergency medical services agencies. As a result of the transaction, the business unit operates as a division of Printrak (the "Boulder Division").

    On September 9, 1997, Printrak acquired SunRise Imaging ("SunRise-Registered Trademark-"), a California corporation, in a transaction accounted for under the purchase method of accounting. As a result of the transaction, SunRise-Registered Trademark- became our wholly owned subsidiary. SunRise-Registered Trademark- is a leading developer and manufacturer of high performance systems which digitize microfilm and microfiche records.

    On March 17, 2000, Printrak's United Kingdom subsidiary, Printrak International Limited, acquired the Emergency Services Group, a division of BAE Systems, formerly British Aerospace. The Emergency Services Group, based in Christchurch, England, develops and markets computer aided dispatch (CAD) systems for fire and police emergency service units, and is a leading provider of such systems in the U.K.

    Printrak's fiscal year ends on March 31 and references to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal year 2000" refers to the 12 months ended March 31, 2000.

PRODUCTS

    Printrak's comprehensive suite of core technologies, the Digital Justice Solution-TM-, is built upon an infrastructure that supports today's requirements as well as tomorrow's innovations. The Digital Justice

Solution-TM- is the foundation on which all of our products are based. The following hardware and software products represent our current product offerings within the Digital Justice Solution:

COMPLETE IDENTIFICATION-TM-

    AUTOMATED FINGERPRINT IDENTIFICATION SYSTEMS. Printrak's automated fingerprint identification system or AFIS products provide clients with the appropriate tools to effectively identify criminals, solve crimes and prevent fraud. The system utilizes ridge information and other selected fingerprint features to compare submitted fingerprints against a stored database of fingerprint information. Our AFIS products represent a comprehensive, fully integrated architecture for the capture and input of fingerprint image comparisons. This includes "one to many" search processing against databases containing millions of individual fingerprints, and overall database management to store personal fingerprint and palmprint records as well as unsolved crime scene prints or latents. Our AFIS products are used in a variety of markets, including law enforcement, corrections management, benefits and entitlements, administration, immigration/refugee control, and passport/identity card issuance and administration. AFIS products can also be utilized in combination with other Printrak products, such as our facial imaging application.

    Each AFIS system is comprised of a number of components, which may include:

    - tenprint workstations which scan inked fingerprint cards and palmprints while performing fingerprint processing, data descriptor entry and fingerprint search initiation. The tenprint workstations also perform search results review and disposition;

    - livescan stations, typically installed in either a booking or civil identification environment, electronically capture and transmit fingerprints, facial images and profile information;

    - latent workstations which are used by latent fingerprint examiners to capture, enhance, encode, search, verify and identify latent prints from a crime scene;

    - card scan stations that capture fingerprint images using a flatbed scanner, perform image quality assessment, and transmit fingerprint data;

    - identity and enrollment stations, equipped with single-finger live scanners, that electronically capture, process and transmit fingerprint image data, facial images, and textual information;

    - image processing technology that extracts the searchable features from raw fingerprint image data;

    - scalable search processing technology that matches the extracted features of the search fingerprint against the agencies' fingerprint databases;

    - data storage and retrieval systems which contain large databases of compressed fingerprint and palmprint images as well as the searchable fingerprint feature data;

    - archival systems that store electronic fingerprint and descriptor data in industry- standard formats such as ANSI/NIST

    - data exchanges systems which provide an open interface between the agency's AFIS and other agency's systems, again using industry-standard formats such as ANSI/NIST; and

    - software products, which allow an agency to customize its workflow, based on individual agency specifications.

    The LiveScan3000-TM- or LSS3000-TM- is an integral component within the automated fingerprint management system that was designed primarily to capture a subject's fingerprints and photo images in an efficient and accurate manner without the use of ink. The LSS3000-TM- can capture palm prints, slaps and rolled fingerprints and provides a means of inputting demographic and arrest information. The LSS3000-TM- can also communicate between other LiveScan stations and other components of AFIS. The LSS3000-TM- is typically installed in either a criminal booking environment or a civil identification environment and supports both Microsoft Windows
NT-Registered Trademark- and UNIX operating systems.

    In the public safety market, which includes law enforcement and corrections management applications, our fully integrated AFIS system gives agencies the ability to quickly and automatically associate the individual with their previous criminal history data and also allows the agency to check for outstanding warrants. This ability significantly increases the efficiency of the investigation, booking, suspect identification, and incarceration and release functions.

    In the civil market, which includes benefits/entitlements, immigration/refugee and passport/identity card applications, our AFIS systems allow agencies to not only identify benefits recipients but also to detect attempts at duplicate enrollment under different names. This prevents individuals from obtaining duplicate benefits under different names, and allows agencies to give immigration, voting and other rights only to qualified individuals.

    We continue to perform AFIS research and development. Recent product enhancements in our criminal and civil systems include:

    - "lights out" processing, in which automated fingerprint processing, searching, and initial hit/no-hit determinations can be made;

    - a decreased reliance on proprietary hardware technologies in favor of commercial-off-the-shelf or COTS technologies; and

    - improvements in workflow management and search processing derived from our experience with large national civil applications.

    DIGITAL PHOTO MUGSHOT. Our Intelligent Image Management System is a new, photo imaging application that allows law enforcement agencies to capture, store, organize and manage images and descriptor data. This system also allows agencies to create line-ups for immediate witness viewing. The Intelligent Image Management System has been developed to maintain all key features of its successful predecessor, InstantImage-TM-, such as rapid search speed, customizable databases, high quality image capture and offline capture and storage, while also offering many new and improved features as well.

    The Intelligent Image Management System is both SQL and ODBC compliant and utilizes "Open" client-server architecture. Building on the success of the former mugshot application, Intelligent Image Management System provides greater scalability to support statewide systems, requires minimal effort to configure and maintain, has excellent tracking capabilities and allows the use of COTS products. To meet the needs of law enforcement worldwide, individual records may be viewed and line-ups created using Internet browser technology via Microsoft-Registered Trademark- Internet Explorer. This feature also includes the ability to post wanted posters and line-ups on the Internet for immediate viewing.

COMPLETE DISPATCH-TM-

    COMPUTER AIDED DISPATCH. Printrak's computer aided dispatch system Premier CAD-TM- 6.X or CAD system provides all of the necessary software to meet the demands of today's multi-agency, multi-jurisdictional communication centers. More specifically, Printrak's Premier CAD-TM- 6.X application automates public safety agencies' call-taking and incident dispatching process by managing service calls and the patrol units that are assigned to each service incident.

    Our Premier CAD-TM- subsystem operates in a client-server architecture. The servers handle data processing, data storage and applications management, while the client workstations permits users to access and display information. Premier CAD-TM- facilitates community safety and security; and stands alone among the industries map-based, multi-agency CAD systems. The Premier CAD-TM- system is compatible with a wide array of other criminal justice solution products and was designed to meet the differing operational needs of law, fire and emergency management services. Because the Premier CAD-TM- system provides mission critical information, we utilize fault tolerant servers. The system supports multiple dispatch centers running on a single Premier CAD-TM-6.X server. In addition, our Premier CAD-TM- 6.X can handle many iterations of each service within a single system. These high availability hardware platforms enable us to provide continuous availability and performance to support critical applications such as communications center operations 24 hours a day, 365 days a year.

    Additional components of the Premier CAD-TM- system are the Premier UDT or Universal Data Transfer, the Decision Support System or DSS, and the Open Query. The Premier UDT workstation enables the export of Premier CAD-TM- incident information to internal files as well as external systems. The UDT workstation performs format conversion for the incident and audit records from the CAD Database and writes them in XBASE, ASCII, Oracle, SQL and Graphic Geofile Manager or GGM, for pin mapping support and formats. This process runs in the background with no user interface. The DSS client meets industry standards for both preformatted and ad-hoc management reports. The DSS is a Windows-based client/server application designed to perform statistical review and full reporting operations against either CAD or RMS data.

COMPLETE RECORDS-TM-

    RECORDS MANAGEMENT. Printrak's records management system RMS 5.0 or RMS manages the recording, indexing, tracking, viewing and analysis of data for the law enforcement community. RMS provides complete records functionality for managing incident reporting (for local, state and federal requirements), case management, citations, arrests warrants, accident reporting, evidence, gun registrations and pawn transactions. The RMS system is easy to use, and easy to integrate with other systems and is fully integrated with the rest of our Digital Justice Solution-TM- providing the ultimate data warehousing solution for our product suite. We configure each RMS system for our client's specific needs.

    Operating on a Microsoft-Registered Trademark- Windows NT/2000 platform, we enhanced RMS during 1999 to permit law enforcement agencies to track and train their personnel, and manage their internal assets. We further enhanced RMS to embrace Internet technologies, providing Internet browser access to RMS data and utilizing industry standards in Internet development for database maintenance.

    Additional developments in wireless technology have enabled RMS functionality to move into the wireless environment. Proving the use of our RMS application in the wireless market provides more direct community contact, as well as providing agencies the ability to purchase more hardware and software utilizing more federal grant monies. This trend in the wireless use of RMS is expected to continue to increase dramatically, enhancing new sales of the product.

COMPLETE CORRECTIONS-TM-

    CORRECTIONS MANAGEMENT. Printrak's Corrections Management System-TM- or CMS-TM- provides a comprehensive solution for all aspects of today's jails and correctional facilities. CMS provides a centralized database of inmate and facility information, activities and operations from the initial inmate intake process through the final step of inmate release. Based on a Windows NT operating platform CMS offers easy-to-use graphical user interfaces or GUI. This sophisticated information system also provides, corrections facilities with state-of-the-art reporting tools that were not available on the older mainframe text-based systems.

    Complete CMS-TM- is a suite of 13 applications that work together and share data to provide a complete solution for the operational and administrative needs of the correctional facilities. The full CMS-TM- suite of applications includes booking and release, warrants, incidents, commissary, medical, inmate trust accounting, inmate billing, agency billing, inventory usage, issues and returns, event viewer, and system administrator configuration and inventory configuration. CMS provides administrators with the information they need to control and manage their facilities with greater efficiency, while reducing their potential for civil liability. working in a Client/Server environment, Complete CMS-TM- uses an open database with an NT operating system and state-of-the-art ODBC compliant database. CMS integrates seamlessly with Printrak's other public safety systems, including computer aided dispatch, records management, automated fingerprint identification system and mugshot systems, that together provide a complete digital solution for the criminal justice system.

The following applications and systems are also offered within the Printrak complete suite of product solutions:

DIGITIZATION PRODUCTS

    Printrak's SunRise-Registered Trademark- Imaging division produces high-end digital microfilm systems designed to convert and restore large volumes of roll film, microfiche and aperture cards into high quality digital data. Our SunRise-Registered Trademark- Imaging system is comprised of our proprietary imaging hardware and software and accepts all standard and non-standard film formats, in addition to providing solutions to a wide range of film transfers. SunRise-Registered Trademark- continues to be at the forefront of the digital microfilm scanning industry, facilitating easy access to information across the Internet, intranets and extranet. Printrak will continue to develop imaging solutions for archive microfilm scanning. The digitization software runs on a Microsoft-Registered Trademark- Windows NT platform.

CIVIL RECORDS

    In an effort to expand its markets, Printrak has identified the lack of identification and record management solutions in the civil market. These civil record issues include national identification programs, welfare benefit and entitlement programs, voter registration organizations, facilities management, access and border control, and verification programs. We are currently using our knowledge and experience in the public safety and criminal justice markets to develop civil solutions such as the National ID program already being used by the Argentinean government. The civil solution arena is forecast to be one of the fastest growing markets in the near future, and once again Printrak is leading the way.

Additionally, Printrak provides the following services to complement its product offerings:

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

    MAPPING. Printrak provides a variety of geographic information system or GIS products, which are used in conjunction with Printrak's Premier Computer Aided Dispatch. All of these products are optimized for public safety and computer aided dispatch. This product line includes Graphic Geofile Manager or GGM, a product used to add and edit GIS data including streets and dispatch zones. Advanced Tactical Mapping or ATM provides customers with the capability to visualize incident and unit locations on a map and their association to one another, as well as, the capability to dispatch units to incidents. When ATM is deployed in conjunction with Printrak's Automatic Vehicle Location Server, dispatch is enhanced by real time unit location and its proximity to the incident. Additionally, the shortest route from the unit's real time location to the incident is determined and displayed both in text and in map view as well as the estimated time of arrival. ATM's sister product, ATM Mobile, which is used in the in-vehicle environment, provides officers with a real-time map display of their location, along with the location of the event to which they are responding and the shortest path to this location. ATM Mobile graphically depicts the vehicle as it moves on a map.

    SYSTEM MAINTENANCE. Printrak typically warrants its systems for a period of up to 12 months, with full support and maintenance. In addition, we sell annual maintenance contracts to most of our customers, which provide for system maintenance, ongoing technical support, system documentation materials and user training.

COMPETITION

    The market for law enforcement information systems is highly competitive and is characterized by rapidly changing technology. Historically, the principal competitors in the market for AFIS systems within the law enforcement information systems market have been NEC Technologies, Inc., a U.S. subsidiary of NEC Corporation, Japan, SAGEM Morpho, a U.S. subsidiary of SAGEM S.A., France and Cogent Systems, a small privately held company based in Southern California. NEC and SAGEM Morpho each have the technological and market expertise to provide large-scale AFIS solutions.

    In the ten-fingerprint live-scan market, our principal competitors are Identix Inc. and Digital Biometrics Inc., although other competitors are also present within the marketplace. The nature of competition in this market is centered primarily on system functionality, image quality, price, service, and ease of integration into other systems within the customer's environment.

    In civil and commercial applications encompassing fingerprint identification technologies, there are many market competitors including NEC Technology, SAGEM Morpho, Cogent Systems, Unisys, TRW and others. We compete in these markets and complementary product lines on the basis of system functionality, price, customer service and ease of integration.

    In the digital photo mugshot market, our principal competitors are EPIC Solutions, Imageware, DDSI and Dynamic Imaging. A large number of minor competitors are also present in the marketplace. We compete in the digital photo mugshot market on the basis of system functionality, image quality, ease of integration with other customer systems, price and customer service.

    Similar to the AFIS market, the markets for computer aided dispatch, record management and corrections management systems are highly competitive and involve rapidly changing technology. The principal competitors in the CAD and RMS markets continue to be Intergraph Public Safety (a division of Intergraph Corp.), Tiburon and Litton PRC. A significant number of secondary competitors are also present within the marketplace. The primary competitors in the CMS market are AIMS, EPIC Solutions, and Syscon Justice Systems. Each of the principal competitors has the expertise to provide large scale, integrated CAD, RMS and CMS solutions. The nature of the competition is centered on functionality, reliability, and the ability to interface with the customer's mobile communication and in-vehicle systems, price and customer service.

    In the microfilm scanning market, we compete primarily with Houston Fearless and Wicks & Wilson at the high end of the market segment. The nature of competition in this market is centered primarily on the product's return on investment, system functionality, image quality, price, service and ease of integration into other systems within the customer's environment. Competitors in the lower priced segment of the market, which SunRise-Registered Trademark- does not generally compete against, consist primarily of Fuji and Canon. SunRise-Registered Trademark- has a competitive advantage in this marketplace based upon its superior return on investment, speed, image quality, flexibility and ability to handle multiple film formats with one single scanner.

    Printrak has several competitors that offer limited elements of enterprise-wide computing solutions for public safety agencies. However, Printrak's Digital Justice Solution-TM- currently offers the most comprehensive solution, which may include any or all of the following: AFIS, LiveScan-TM-, CAD, RMS, CMS, mugshot and microfilm scanners. Certain competitors such as Tiburon and Intergraph provide solutions, which include both CAD and RMS technologies.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We currently hold seven patents and have two patent applications pending in the United States, three patents in Europe and five in Canada. Although we have implemented these protective measures, policing unauthorized use of our technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that our patents are or will be sufficiently broad to protect our technology. There can be no assurance that additional U.S. or foreign patents will be issued. In addition, there can be no assurance that any patents that may be issued to Printrak, or which Printrak may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted would ultimately provide protection to us. Further, there can be no assurance that others will not independently develop similar products or duplicate our products.

RESEARCH AND PRODUCT DEVELOPMENT

    We consider research, development and engineering to be a vital part of our operations and continues to make substantial investments in research, development and engineering to enhance the performance, functionality and reliability of our hardware and software products, as well as to develop new product offerings. During the fiscal years ended March 31, 2000, 1999 and 1998, we invested 7.1%, 8.0% and 15.3%, respectively, of our revenues in research, development and engineering.

MANUFACTURING AND SOURCING PRODUCTS

    Our manufacturing operations consist primarily of the integration and testing of off the shelf components, such as computers and disks, and of subsystems and computer assemblies. Substantially all assemblies are manufactured by outside vendors based on specifications we provide. Our subsidiaries, TFP and SunRise, manufactured mugshot and digital scanning systems through fiscal year 1998, however, with the integration of TFP and SunRise into our operations in Anaheim, California, this manufacturing is being outsourced to vendors with appropriate capabilities. Our CAD product is required to be fault tolerant and, as such, utilizes Tandem hardware, which is purchased directly from the manufacturer.

    We generally purchase major assemblies from a single vendor as this promotes higher quality, prompt delivery and aids cost savings. We are dependent upon the ability of vendors to deliver these items in accordance with our specifications and delivery schedules. The failure of these suppliers to deliver on schedule could delay or interrupt our delivery of products and thereby adversely affect our operating results. To date, we have not experienced any delays in deliveries from our suppliers that have had a major impact on our business.

    As a turnkey supplier of digital justice solutions, we also provide file conversion services for our AFIS product line which allows the customer's existing database of hardcopy records to be electronically encoded prior to delivery of a Printrak AFIS system. This file conversion service is performed at our headquarters in Anaheim, California. Our computer aided dispatch application requires significant data mapping of the geographic points included within an agency's service jurisdiction. This data is provided by the agency.

CUSTOMER SERVICE AND SUPPORT

    We believe that excellent customer service and support is essential to our success and have committed significant resources to these functions. As part of our warranty and maintenance service agreements, on-site maintenance service is provided for our AFIS systems five days per week, eight hours per day, during normal working hours. Our CAD/RMS and mugshot products are supported via on-site maintenance service or on-call phone service, depending on the requirements of the customer's maintenance agreement. Telephone support is provided for our AFIS, mugshot, and CAD/RMS products twenty-four hours per day, seven days per week. Our customer support center is designed to provide focused hardware and software support to customer sites via a designated phone number. Our service organization includes customer service engineers, who provide on-site support and maintenance, and product support engineers, who are primarily located in our headquarters facility, the Boulder, Colorado facility, or in regional offices around the world.

    We sell annual maintenance service agreements to most of our customers, which provide for system maintenance, ongoing technical support, system documentation materials and user training. Typically, the price of AFIS, mugshot and CAD/RMS systems include a 12-month warranty, which includes full support and maintenance. We provide a 90-day warranty with the sale of a SunRise-Registered Trademark- Imaging scanner. Individual components within any of our product lines are typically warranted for 90 days.

BACKLOG

    We measure our backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, we include in backlog contract revenue not recognized at the period end. We typically deliver our products within six to nine months after receiving an order, however, in some instances, products are provided on a shorter delivery schedule, and occasionally, more time is required. As of March 31, 2000, our total backlog was $103.0 million of which system backlog was approximately $61.0 million, compared to system backlog of $105.3 million as of March 31, 1999.

    Orders comprising our backlog may include requirements for custom software development or file conversion that may require extensive resources to be completed prior to shipment. If we fail to meet an agreed upon schedule, related orders could be cancelled. We believe that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times. Additionally, variations in the size, complexity and delivery requirements of customer orders may result in substantial fluctuations in backlog on a regular basis.

EMPLOYEES

    As of March 31, 2000, we employed 561 people on a full-time basis, 485 domestically and 76 internationally. Of this total, 178 were in research, development and engineering, 125 in customer support, 103 in assembly, materials and file conversion services, 75 in sales and marketing, and 80 in finance, information technology and administration. Printrak's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is increasingly intense in the software industry, and we believe this competition will continue. To date, we believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees is good.

CERTAIN CONSIDERATIONS

    Our future operating results and stock price, may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

LENGTHY SALES AND COLLECTION CYCLE

    The sale of products is often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures. Our total revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows, and hire additional technical expertise in addition to procuring our products, all of which involve a significant capital commitment as well as significant future support costs. Our systems therefore often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of our products, while existing workflows are augmented so as to properly assimilate our system, and while the system is configured and shipped. Typically, the evaluation and execution of a customer contract may take a full year. Another six to nine months elapse while the system is configured, professional services are performed and the customer site is prepared. During this time, we expend substantial resources yet may receive no associated revenue. Any significant failure by us to execute a contract after expending such effort and funds could have a material adverse effect on our business, operating results and financial condition.

    A customer contract typically provides payment terms associated with the achievement of certain contractual milestones. Often, the contract provides for a customer deposit at contract signature, however, portions of the customer's payment may ultimately be associated with the delivery and final acceptance of the complete system. Because the system configuration, file conversion and system acceptance testing consumes a six to nine month time period, the collection cycle is often quite lengthy. As such, we expend substantial resources but may not receive payment from the customer until the completion of a substantial portion of the contract. Any significant failure by us to perform to the requirements of a specific contract could have a material adverse effect on out business, operating results and financial position.

DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATION

    In any given fiscal year, our revenues have principally consisted of, and may continue to consist of, large orders from a limited number of customers. While the individual customer may vary from period to period, we still depend upon large orders for a significant portion of our total system revenues. During fiscal year 2000, revenues from the Argentinean project were $14.9 million, or 13.5% of total revenues, while in fiscal 1999 and 1998, there were no sales exceeding 10% of total revenues. There can be no assurance that we will continue to obtain such large orders on a consistent basis and, as such, our inability to obtain sufficient large orders could have a material adverse effect on our business, operating results and financial position. Moreover, the timing and shipment of such orders may cause our operating results in any given quarter to differ from projections of securities analysts, which could adversely affect the trading price of our Common Stock.

DEPENDENCE ON CAPITAL SPENDING BY PUBLIC AGENCIES

    Substantially all of the our revenues are derived from the sale and maintenance of products delivered to domestic and foreign governmental agencies. The decision to purchase an AFIS, CAD, RMS, CMS, mugshot or jail management system generally involves a significant commitment of capital and frequent delays are often associated with significant capital expenditures. Our future performance directly depends upon the capital expenditure budgets of our customers and the continued demand by such customers for our products. Many domestic and foreign governmental agencies have experienced budget deficits that have also led to significant reductions in capital expenditures. Our operations may fluctuate from period-to-period as a consequence of such deficits or other negative factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the business, operating results and financial position.

RISKS ASSOCIATED WITH EXPANSION INTO ADDITIONAL MARKETS; RELIANCE ON TEAMING
  ARRANGEMENTS

    We believe that our future performance is, in part, dependent upon our ability to successfully market AFIS technology for use outside of the law enforcement market. These markets include the detection of welfare fraud, voter registration and identification, verification of immigration status, drivers' license identification and verification of eligibility of pension or medical benefits. Furthermore, the size of these contracts, when awarded, is significantly larger than contracts that we typically fulfill and often requires multiple contractors. The requirements for a national ID system, for example, incorporate AFIS technology, but may also incorporate other technologies provided by other parties. In order to successfully pursue civil and commercial applications, we have entered into and will continue to enter into, where appropriate, teaming arrangements with third party system integrators. There can be no assurance regarding the performance of such third parties, or the overall success, if any, of such teaming arrangements. Additionally, there can be no assurance regarding the performance of other third parties associated with such large-scale implementations, and we have no control over this aspect of any installation.

    Although we have successfully performed on some of the largest AFIS installations in the world, the applications associated with national ID programs or other civil and commercial applications, typically are much larger. Although we are confident that we can successfully implement our technology in these markets, there can be no assurance that we will be successful.

RISKS ASSOCIATED WITH ACQUISITIONS

    An important element of our strategy has been to expand our operations by acquiring companies with complementary product offerings in order to augment market coverage and strengthen technological capabilities. We have acquired companies in the past and may make additional acquisitions of businesses, products or technologies in the future. These acquisitions have, and may continue to, result in dilutive issuance of securities, the incurrence of debt and amortization expense related to goodwill or other intangible assets. Any of these factors could adversely affect our business, operating results and financial position.

    Acquisitions and their assimilation into our operations have presented and may continue to present us numerous challenges. These challenges may include, but are not limited to, assimilating the technologies and products of acquired companies, locating qualified resources and incorporating separate geographic operations into the consolidated company. These challenges have, and may continue to, absorb significant management attention that would otherwise be available to the ongoing development of our core business. Moreover, there can be no assurance that the anticipated benefits of any acquisition, upon complete integration, will ultimately be realized. If management does not effectively respond to these challenges, our business, operating results and financial position could be adversely impacted.

YEAR 2000 COMPLIANCE

    The measures that we have undertaken to alleviate the internal and external issues regarding potential Year 2000 problems proved to be appropriate and effective. Our internal operating systems as well as our systems in the field at customer sites have not suffered any significant Year 2000 related problems that impacted operations during the transition to the new millennium. Any issues encountered were minor and were resolved immediately without any impact on operating systems internally or at customer locations.

    We estimated that we spent approximately $400,000 on Year 2000 compliance activities. We intend to continue to monitor our internal and external operations along with customer sites for any undetected Year 2000 problems. Although, there can be no assurance that issues will not surface regarding Year 2000 compliance, we expect these issues, if any, to be relatively insignificant.

ITEM 2. PROPERTIES

    We lease an approximately 88,000 square foot facility in Anaheim, California. This building is used as our headquarters and includes administration, engineering and customer service and manufacturing facilities. Pursuant to the terms of the lease, we pay $59,830 per month, subject to periodic adjustments. The term of the lease expires in April 2004.

    We had previously leased an approximately 6,700 square foot facility in Fremont, California. Prior to the restructuring of our subsidiaries and the relocation of SunRise's operations to Anaheim, California, the facility was used as SunRise's principal place of business. Subsequent to March 31, 2000, the lessor relieved us of any future liability for the lease and reclaimed the property.

    We lease an approximately 21,800 square foot facility in Boulder, Colorado for use by the Boulder Division. Pursuant to the terms of the lease, we pay $18,930 per month, subject to periodic adjustments. The term of the lease expires in November 2002.

    We lease an approximately 24,000 square foot facility in Irvine, California for use by sales, marketing and R&D. Pursuant to the terms of the lease, we pay $36,480 per month, subject to periodic adjustments. The term of the lease expires in April 2006.

    Additionally, we lease sales office space in Fairfax, Virginia and Greenville, South Carolina, along with offices in Ferndown, England; Queensland, Australia; Frankfurt, Germany; and in Buenos Aires, Argentina which are used for international sales and customer support services.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock, par value $.0001 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "AFIS". The table below establishes the high and low sale prices for the Common Stock for the period from March 31, 1998 through March 31, 2000 (as reported on the Nasdaq National Market). The last reported closing price of the Common Stock on the Nasdaq National Market on May 31, 2000 was $7.13.

    FISCAL QUARTER ENDED:

                                                                HIGH       LOW
                                                              --------   --------
March 31, 1998..............................................   10.50       8.00
June 30, 1998...............................................    8.25       5.13
September 30, 1998..........................................    6.25       4.13
December 31, 1998...........................................    8.19       4.50
March 31, 1999..............................................    8.75       6.25
June 30, 1999...............................................    8.00       6.00
September 30, 1999..........................................    8.06       6.63
December 31, 1999...........................................   11.00       5.38
March 31, 2000..............................................   13.06       9.50

    As of May 31, 2000, there were 89 holders of record based on the records of our transfer agent which does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

    The terms of our revolving credit agreement restricts our ability to pay dividends on our Common Stock. Any payment of future dividends will be at the discretion of our Board of Directors and depends upon, among other things, our earnings, financial position, capital requirements, extent of indebtedness, as well as any other contractual restrictions. We have not paid any dividends to date and do not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The statement of operations data for each of the three fiscal years ended March 31, 2000, 1999 and 1998 and the balance sheet data at March 31, 2000 and 1999, are derived from the audited consolidated financial statements and notes thereto, which are included elsewhere in this report, and are qualified by reference to such financial statements and notes related thereto. The statement of operations data for fiscal years ended March 31, 1997 and 1996 and the balance sheet data at March 31, 1998, 1997 and 1996 not included herein, have also been audited. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                    YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------   --------   --------   --------
                                                           (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  System.........................................   $87,850    $71,195    $ 58,742   $54,728    $41,400
  Maintenance....................................    22,059     15,238      13,134    10,855     10,667
                                                    -------    -------    --------   -------    -------
  Total revenues.................................   109,909     86,433      71,876    65,583     52,067
Cost of revenues.................................    66,362     50,425      45,852    34,143     29,782
                                                    -------    -------    --------   -------    -------
Gross profit.....................................    43,547     36,008      26,024    31,440     22,285
Operating expenses:
  Research development and engineering...........     7,784      6,936      11,002    10,859      9,274
  Selling, general and administrative............    23,208     21,760      21,841    13,861     12,283
  In process research and development............        --         --       5,900        --         --
  Restructuring costs and merger related
    expenses.....................................        --         --       1,861        --         --
                                                    -------    -------    --------   -------    -------
  Total operating expenses.......................    30,992     28,696      40,604    24,720     21,557
Operating income (loss)..........................    12,555      7,312     (14,580)    6,720        728
Other income (expense), net......................       753       (156)        185        53        848
                                                    -------    -------    --------   -------    -------
Income (loss) before provision for income
  taxes..........................................    13,308      7,156     (14,395)    6,773      1,576
Provision (benefit) for income taxes.............     5,446     (4,152)*        95     2,141        386
                                                    -------    -------    --------   -------    -------
Net income (loss)................................   $ 7,862    $11,308 *  $(14,490)  $ 4,632    $ 1,190
                                                    =======    =======    ========   =======    =======
Net income (loss) per share:
  Basic..........................................   $  0.68    $  1.00 *  $  (1.30)  $  0.44    $  0.14
  Diluted........................................   $  0.64    $  0.96 *  $  (1.30)  $  0.42    $  0.13
Weighted average common and common equivalent
  shares outstanding:
  Basic..........................................    11,625     11,338      11,151    10,425      8,620
  Diluted........................................    12,250     11,781      11,151    10,963      9,085

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments....................................   $14,897    $ 8,557    $  4,864   $ 8,431    $ 3,625
Working capital..................................    31,631     21,216      18,315    24,842     10,130
Total assets.....................................    71,075     65,302      58,595    49,558     34,657
Long-term liabilities............................       494        180      10,960     1,683      5,742
Total stockholders' equity.......................    43,779     33,001      20,552    33,997     14,041

------------------------

* Fiscal year 1999 includes a $6.2 million income tax benefit, equivalent to $0.52 per diluted share, related to the assumed future utilization of net deferred tax assets

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements, including those discussed in Item 1, "Business--Certain Considerations". In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other party that the objectives or plans will be achieved.

    The following is management's discussion and analysis of certain significant factors which have affected our earnings and financial condition during the period included in the accompanying consolidated financial statements. This discussion compares the year ended March 31, 2000 with the year ended March 31, 1999, and the year ended March 31, 1999 is compared against the year ended
March 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and associated notes to the financial statements.

FISCAL YEARS ENDED MARCH 31, 2000 AND 1999

    TOTAL REVENUES. Total revenues are comprised of system revenues which include products, file conversion, data mapping, system installations; and warranty/maintenance revenues which relate to hardware and software support.

    Total revenues increased 27.2% to $109.9 million for the year ended
March 31, 2000, in comparison to revenues of $86.4 million for the year ended March 31, 1999. For fiscal year 2000, system revenues totaled $ 87.9 million while maintenance revenues contributed the remaining $22.0 million. For fiscal year 1999, system revenues totaled $71.2 million while maintenance revenues totaled $15.2 million. The overall increase in revenues of $23.5 million is primarily attributable to $28.9 million from the computer aided dispatch product line for fiscal year 2000 as compared to $14.4 million in the prior year. In addition, the new national identification contract in Argentina contributed $13.3 million in systems revenue for the year ended March 31, 2000 as compared to $5.6 million in systems revenue for the year ended March 31, 1999. The increase in maintenance revenues of $6.8 million from the prior year is primarily due to the overall expansion of our customer base over the prior years and revenue of $1.5 million attributable to the Argentina contract.

    COST OF REVENUES. Cost of revenues primarily consists of purchased materials used in the assembly of products, manufacturing or assembly labor and overhead, software development costs specific to individual contracts, system integration costs, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete systems installations.

    Overall gross margins decreased to 39.6% for the period ending March 31, 2000 from 41.7% for the period ending March 31, 1999. System margins were 41.4% for the year ended March 31, 2000 as compared to 44.1% for the year ended
March 31, 1999. Maintenance margins were 32.5% for the year ended March 31, 2000 as compared to 30.1% for the year ended March 31, 1999. The decrease in overall gross margins is attributable to lower margins from the CAD products which generated approximately 26.3% of annual revenues in fiscal 2000 as compared to 16.7% of annual revenues in fiscal 1999. In addition, there was an increased requirement of engineering resources for certain AFIS and CAD system contracts requiring customized features.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses (RD&E) are comprised primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

    RD&E expenses increased 12.2% to $7.8 million for the year ended March 31, 2000, compared to $6.9 million for the same period of the previous year. RD&E expenses, as a percentage of revenue, decreased to 7.1% for the year ended March 31, 2000 from 8.0% for the year ended March 31, 1999. The slight increase of $.9 million is a result of an increased requirement of engineering resources for customization on certain AFIS and CAD system contracts. Engineering resources used for customization are classified as cost of sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expense consists principally of compensation paid to sales, marketing and administrative personnel, commissions paid to sales personnel, professional service fees, travel and related expenses and other marketing expenses.

    For the fiscal year ended March 31, 2000, SG&A expenses increased 6.7% to $23.2 million compared to $21.8 million from fiscal year 1999. As a percentage of revenue, SG&A expenses were 21.1%, down from 25.2% in the prior year. The $1.4 million increase primarily reflects additional personnel costs related to the recruitment of key employees and costs associated with operating the Irvine office which was opened at the end of April 1999.

    OTHER INCOME (EXPENSE), NET. Other income totaled $753,000 in the current year consisting primarily of interest income of $941,000, offset, in part, by foreign currency exchange losses of $219,000. In the previous year, other expense totaled $156,000 consisting primarily of $540,000 in interest expense, offset, in part, by interest income of $347,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. Our effective income tax rate for fiscal years 2000 and 1999 was 40.9% and (58.0)%, respectively. The prior year benefit reflected the reversal of a $6.2 million valuation allowance. Management has determined, based on our history of prior operating earnings and its expectations for the future, that operating income of Printrak will more likely than not be sufficient to recognize fully these net deferred tax assets. The estimated effective annual rate in the future years is expected to approximate the statutory rate.

FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

    TOTAL REVENUES. Total revenues are comprised of system revenues which include products, file conversion, data mapping, system installations and warranty/maintenance revenues related to hardware and software support.

    Total revenues increased 20.3% to $86.4 million for the year ended
March 31, 1999, in comparison to revenues of $71.9 million for the year ended March 31, 1998. For fiscal year 1999, system revenues totaled $71.2 million with maintenance revenues contributing the remaining $15.2 million. For fiscal year 1998, system revenues totaled $58.8 million while maintenance revenues totaled $13.1 million. The overall increase in revenues is primarily attributable to a full year of revenue from the computer aided dispatch, photo imaging and digital scanning device product lines related to fiscal year 1998 acquisitions. In addition, the new national identification contract in Argentina contributed
$5.6 million in system revenue. These increases were partially offset by a reduction in revenues from the AFIS product line during fiscal 1999. The reduction is primarily due to the timing of completion of contract elements which drive revenue recognition. In addition, the sale of mugshot systems declined from the prior year as we transitioned our sales efforts from smaller scale to larger scale contracts. The increase in maintenance revenues of $2.1 million from the prior year is primarily due to the overall expansion of the customer base over the prior year.

    COST OF REVENUES. Cost of revenues primarily consists of purchased materials procured for use in the assembly of our products, manufacturing or assembly labor and overhead, software development costs specific to individual contracts, system integration costs, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete systems installations.

    Overall gross margins increased to 41.7% for the period ending March 31, 1999 from 36.2% for the period ending March 31, 1998. System margins were 44.1% for the year ended March 31, 1999 as compared to 37.8% for the year ended
March 31, 1998. Maintenance margins were 30.1% for the year ended March 31, 1999 as compared to 29.1% for the year ended March 31, 1998. The increase in overall gross margins was primarily attributable to the prior years lower yields on contracts from the Boulder division which included numerous low margin contracts acquired from SCC. Also included in the prior year cost of sales is approximately $882,000 of expenses associated with restructuring of TFP and SunRise into Printrak's Anaheim, California operations. SunRise was consolidated into the Anaheim facility.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses (RD&E) consists primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

    RD&E expenses decreased 37.0% to $6.9 million for the year ended March 31, 1999, compared to $11.0 million for the same period of the previous year. RD&E expenses, as a percentage of revenue, decreased to 8.0% for the year ended
March 31, 1999 from 15.3% for the year ended March 31, 1998. The $4.1 million decrease is primarily the result of an increased requirement of engineering resources for certain AFIS system contracts and the newly acquired product line. This was due to an increase in (i) the "customization" portion of the contracts and (ii) an increase in overall contract activity, in particular the $45 million Argentina contract, Printrak's first significant contract in the AFIS civil market place. Engineering resources used for customization are classified as cost of sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expense consists principally of compensation paid to sales, marketing and administrative personnel, commissions paid to sales personnel, professional service fees, travel and related expenses and other marketing expenses.

    For the fiscal year ended March 31, 1999, SG&A expenses remained consistent with fiscal year 1998 at approximately $21.8 million. As a percentage of revenue, SG&A expenses were 25.2%, down from 30.4% in the prior year.

    Also included within SG&A for the prior year were $1.1 million of expenses associated with the restructuring of the operations of TFP and SunRise to reduce duplication of resources. These costs are primarily comprised of relocation and retention bonuses for certain employees, costs of relocating TFP and SunRise production facilities, and additional bad debt reserves.

    IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE. In fiscal year 1998, we incurred a $5.9 million charge related to in-process research and development from the SunRise acquisition. In fiscal year 1999, we incurred $1.0 million of research and development expenses related to these technology projects. These projects were 100% complete at March 31, 1999.

    OTHER INCOME (EXPENSE), NET. Other expense totaled $156,000 in fiscal year 1999 consisting primarily of $540,000 in interest expense, offset, in part, by interest income of $347,000. In the previous year, other income totaled $185,000, and consisted of interest income of $629,000, offset, in part, by interest expense of $467,000 and foreign currency exchange losses of $136,000.

    PROVISION (BENEFIT) FOR INCOME TAXES. Our effective income tax rate for fiscal years 1999 and 1998 was (58.0)% and 0.7%, respectively. We evaluated a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes". As a result of numerous factors, including, but not limited to earnings history, existing contracts, sales backlog, the existence of taxable temporary differences, and near-term earnings expectations, we believed that our net deferred tax asset was more likely than not to be realized, and in the third quarter of 1999, reduced or eliminated our deferred tax valuation allowance of $6.2 million.

LIQUIDITY AND CAPITAL RESOURCES

    Printrak's primary source of cash used to finance capital expenditures and fund its existing operations is cash generated from its operations. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. During fiscal year 2000, cash generated from operations was approximately $8.2 million as compared to $15.9 million in the prior fiscal year. The decrease in cash provided by operations is primarily due to a current year tax expense of $5.4 million as compared to a prior year tax benefit of $4.2 million and a decrease in accounts payable of $4.9 million partially offset by a decrease in accounts receivable of $4.6 million.

    During fiscal year 2000, Printrak's investing activities used net cash of approximately $3.4 million to fund capital expenditures of $1.3 million and to fund the purchase of the DMSC software license for $1.5 million. During fiscal year 1999, Printrak's investing activities used net cash of approximately $45,000 to fund capital expenditures of $1.7 million offset by the sale of short term investments for $1.1 million and the collection of a note receivable for $0.5 million.

    During fiscal year 2000, Printrak's financing activities provided net cash of approximately $1.8 million primarily as a result of proceeds from the exercise of stock options of $2.4 million, offset by payments of $254,000 on long-term debt and the repurchase of common stock of $294,000. During fiscal year 1999, financing activities used net cash of approximately $11.1 million mainly due to the $11.7 million pay down of our revolving credit line, offset by approximately $0.6 million from the exercise of stock options.

    During the month of December 1999, we negotiated a new credit line with Union Bank which increased our borrowing limit to $25 million. The expiration date of the credit line is December 31, 2000. The revolving line of credit agreement contains certain restrictive covenants which restrict our ability to pay dividends and requires us to maintain minimum tangible net worth and certain other financial ratios. As of March 31, 2000, we were in compliance with these covenants as amended. At March 31, 2000, we had no outstanding balance.

    Subsequent to March 31, 2000, the Company announced a stock repurchase program of up to 1 million shares to be funded out of cash reserves.

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

    Our transactions within the EMU are limited. Based on the limited amount of transactions recorded in the Euro, we do not believe that the Euro will have a material effect on our financial condition, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro, including any currency risk, which could materially affect our business, financial position or results of operations. We have not experienced any significant operational disruptions to date and do not currently expect the continued implementation of the Euro to cause any significant operational disruptions.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. SFAS 133 was amended by SFAS 137, which delayed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 in fiscal year 2002. The Company does not currently engage in hedging activities or hold any derivative instruments, but will continue to evaluate the effects of adopting SFAS 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Printrak is exposed to foreign currency exchange rate fluctuations in the normal course of business. Our main area of risk lies in contracts negotiated in foreign currencies other than US dollars. Depending on the payment terms of the contract we may be subject to currency rate fluctuations. We have had limited exposure in this area due to the small number of contracts negotiated in foreign currencies. However, there can be no assurance that this activity will not increase which in turn may affect results of operations and financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required for Item 10 with respect to Directors and Executive Officers is incorporated by reference to the information contained in the sections captioned "Directors" and Other Executive Officers" in the our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on August 30, 2000, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated by reference to the information contained in the section entitled "Compensation of Executive Officers" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be held on August 30, 2000, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is incorporated by reference to the information contained in the section entitled "Security Ownership of Management and Directors" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be held on August 30, 2000, to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated by reference to the information contained in the sections entitled "Compensation of Executive Officers" and Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be held on August 30, 2000, to be filed with the Securities and Exchange Commission.

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

       See Index to Financial Statements and Schedule on page F-1

    2.  Financial Statement Schedule:

       See Index to Financial Statements and Schedule on page F-1

    3. Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Form 10K:

           2.1 Agreement and Plan of Reorganization and Merger, dated as of April 7, 1997, between Printrak, TFP Acquisition Corp., and
                TFP Inc. (Incorporated by reference to Exhibit 10.1 of our Form 8-K as filed with the Securities and Exchange
                Commission on April 17, 1997, File No. 333-04610)
           2.2 Agreement and Plan of Reorganization and Merger, dated as of August 29, 1997, between Printrak, SunRise Acq. Corp.,
                SunRise Imaging and the principal shareholders of SunRise
                Imaging (Incorporated by reference to Exhibit 2.1 of our Form 8-K as filed with the Securities and Exchange
                Commission on September 24, 1997 File No. 000-20719)
           3.1 Certificate of Incorporation of Printrak (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 as filed with the Securities and Exchange
                Commission on May 3, 1996, File No. 333-4610)]

           3.2  Amended and Restated Certificate of Incorporation of
                Printrak (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 28, 1996, File No. 333-4610)
           3.3 Bylaws of Printrak, as currently in effect (Incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 1997)
           4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 2 to our Registration
                Statement on Form S-1 as filed with the Securities and Exchange Commission on June 28, 1996, File No. 333-4610)
         10.1*  Printrak International Inc. Executive Stock Option Plan (the
                "Executive Plan"), as amended (Incorporated by reference to
                Exhibit 10.1 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
         10.2* Form of Nonqualified Stock Option Agreement pertaining to the Executive Plan (Incorporated by reference to Exhibit
                10.2 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.3*  Printrak International Inc. 1994 Stock Option Plan (the
                "1994 Plan") (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.4* Form of Nonqualified Stock Option Agreement pertaining to the 1994 Plan (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.5*  First Amended and Restated Printrak International Inc. 1996
                Stock Incentive Plan (the "1996 Plan") (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 as filed with the Securities and Exchange
                Commission on February 27, 1998, File No. 333-47009)
         10.6*  Form of Stock Option Agreement pertaining to the 1996 Plan
                (Incorporated by reference to Exhibit 10.6 of our
                Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.7* Form of Restricted Stock Purchase Agreement pertaining to the 1996 Plan (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.8*  First Amended and Restated Printrak International Inc.
                Employee Stock Purchase Plan--1996 (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 as filed with the Securities and Exchange
                Commission on October 10, 1997, File No. 333-38275)
         10.9*  Printrak International Inc. Voluntary Deferred Compensation
                Plan (Incorporated by reference to Exhibit 10.9 of our
                Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
        10.10*  Employment Agreement dated May 1, 1996 between Printrak and
                Richard M. Giles (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.11  Promissory Note dated April 14, 1999 by Richard M. Giles,
                Trustee, in favor of Printrak (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission on June 29, 1999, File No. 000-20719)

         10.12 Stock Pledge Agreement dated April 14, 1999 between Printrak and Richard M. Giles, Trustee (Incorporated by reference to
                Exhibit 10.12 of our Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission on June 29, 1999, File No. 000-20719).
         10.13 Promissory Note dated March 1, 1996 by John G. Hardy in favor of Printrak (Incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
         10.14 Stock Pledge Agreement dated March 1, 1996 between Printrak and John G. Hardy (Incorporated by reference to Exhibit 10.14 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
        10.15* Form of Severance Agreement between Printrak and its executive officers (Incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
         10.16 Form of Indemnification Agreement for Officers and Directors of Printrak (Incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996, File
                No. 333-4610)
         10.17  Commercial Lease dated May 13, 1995 between Printrak and
                RICOL, LLC (Incorporated by reference to Exhibit 10.20 of our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 3, 1996,
                File No. 333-4610)
         10.18 First Amendment to Lease originally entered between Printrak and RICOL, LLC, such Amendment being dated April 1, 1998 between Printrak and Kilroy Realty, L.P. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the year ended March 31, 1998, as filed with the Securities and Exchange Commission on July 14, 1998,
                File No. 000-20719)
         10.19  Loan Agreement between Printrak and Union Bank dated
                August 12, 1996 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1996, as filed with the Securities and Exchange Commission on May 3, 1996, File No. 333-4610)
         10.20  First Amendment to Loan Agreement between Company and Union
                Bank, dated July 31, 1998 (Incorporated by reference to
                Exhibit 10.20 of our Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission on June 29, 1999, File No. 000-20719)
         10.21  Promissory Note between Printrak and Union Bank of
                California dated January 30, 1997 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, as filed with the Securities Exchange Commission on February 13,
                1997, File No. 333-04610)
         10.22  Promissory Note between Printrak and Union Bank of
                California dated November 2, 1998 (Incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission on June 29, 1999, File
                No. 000-20719)
        10.23*  TFP Stock Option Plan (Incorporated by reference to
                Exhibit 4.1 of our Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on October 20, 1997, File No. 333-38277)
         10.24  Commercial Lease between Printrak and the Irvine Co., dated
                February 16, 1999 (Incorporated by reference to
                Exhibit 10.1 of our Quarterly report on Form 10-Q for the quarter ended December 31, 1998, File No. 000-20719)

         10.25  Source Code License Agreement between DMSC Inc. and Printrak
                International dated June 29, 1999 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999,
                File No. 000-20719)
         10.26 First Amended and Restated Loan Agreement between Printrak and Union Bank dated December 15, 1999 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form
                10-Q for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 15, 1999,
                File No. 000-20719)
         10.27 Promissory Note dated October 15, 1999 by Richard M. Giles in favor of Printrak (Incorporated by reference to Exhibit
                10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 15, 1999, File No.
                000-20719)
            21  Significant Subsidiaries of Printrak
          23.1 Consent of Independent Auditors, Deloitte & Touche LLP, dated June 29, 2000
            27  Financial Data Schedule

       -------------------------------

       * These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 14(a) of Form 10-K

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Anaheim, State of California, on June 29, 2000

                                                            PRINTRAK INTERNATIONAL INC.

                                                                       /s/ RICHARD M. GILES
                                                            -----------------------------------------
                                                                        Richard M. Giles,
                                                              CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                                                      OFFICER, AND PRESIDENT

    Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                                                       Chairman of the Board, Chief
          /s/ RICHARD M. GILES                           Executive Officer, and
-------------------------------------------              President (principal executive   June 29, 2000
              Richard M. Giles                           officer) and Director

          /s/ THOMAS M. COSTALES                       Chief Financial Officer
-------------------------------------------              (principal accounting and        June 29, 2000
              Thomas M. Costales                         financial officer)

          /s/ JANET A. HARMIER
-------------------------------------------            Corporate Controller               June 29, 2000
              Janet A. Harmier

          /s/ CHARLES L. SMITH
-------------------------------------------            Director                           June 29, 2000
              Charles L. Smith

          /s/ ALBERT WONG
-------------------------------------------            Director                           June 29, 2000
              Albert Wong

          /s/ PETER HIGGINS
-------------------------------------------            Director                           June 29, 2000
              Peter Higgins

                          PRINTRAK INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     F-2

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statements of Comprehensive Operations.........     F-5

Consolidated Statements of Stockholders' Equity.............     F-6

Consolidated Statements of Cash Flows.......................     F-7

Notes to Consolidated Financial Statements..................     F-9

Financial Statement Schedule--Valuation and Qualifying
  Accounts..................................................    F-24

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
Printrak International Inc.:

    We have audited the accompanying consolidated balance sheets of Printrak International Inc. and subsidiaries (the Company) as of March 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Printrak International Inc. and subsidiaries as of March 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
June 9, 2000
Costa Mesa, California

                          PRINTRAK INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $14,897,000   $ 8,557,000
Accounts receivable, net, (Notes 4 and 5)...................   27,163,000    29,995,000
Inventories, net (Note 6)...................................   10,368,000     8,245,000
Prepaid expenses and other current assets...................    1,256,000     1,333,000
Deferred income taxes (Note 10).............................    4,749,000     5,207,000
                                                              -----------   -----------
    Total current assets....................................   58,433,000    53,337,000
NOTES RECEIVABLE FROM RELATED PARTIES (Note 14).............      753,000        74,000
PROPERTY AND EQUIPMENT, net (Note 7)........................    3,079,000     4,103,000
DEFERRED INCOME TAXES (Note 10).............................    4,510,000     3,820,000
OTHER LONG-TERM ASSETS......................................    1,260,000     1,638,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net (Note 2)..........    3,040,000     2,330,000
                                                              -----------   -----------
TOTAL ASSETS................................................  $71,075,000   $65,302,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $ 3,924,000   $ 8,879,000
Accrued wages and employee benefits.........................    3,903,000     1,990,000
Other accrued liabilities (Notes 8 and 16)..................    5,223,000     7,508,000
Current portion of capital leases (Note 11).................       14,000       122,000
Deferred revenue............................................   12,437,000    12,704,000
Income taxes payable (Note 10)..............................    1,309,000       918,000
                                                              -----------   -----------
    Total current liabilities...............................   26,810,000    32,121,000
LONG-TERM LIABILITIES
Capital leases, less current portion (Note 11)..............       34,000       180,000
Other long-term liabilities.................................      460,000            --
                                                              -----------   -----------
Total liabilities...........................................   27,304,000    32,301,000
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY (Note 12):
Preferred stock, $0.0001 par value; 5,000,000 shares
  authorized; no shares outstanding.........................           --            --
Common stock, $0.0001 par value; 20,000,000 shares
  authorized; 11,938,214 (2000) and 11,406,043 (1999) shares
  issued and outstanding....................................        1,000         1,000
Additional paid-in capital..................................   21,791,000    18,886,000
Retained earnings...........................................   22,222,000    14,360,000
Note receivable from stockholder (Note 14)..................           --      (300,000)
Accumulated other comprehensive income (loss)...............     (243,000)       54,000
                                                              -----------   -----------
    Total stockholders' equity..............................   43,771,000    33,001,000
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $71,075,000   $65,302,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                           2000          1999           1998
                                                        -----------   -----------   ------------
REVENUES (Note 5):
System................................................  $87,850,000   $71,195,000   $ 58,742,000
Maintenance...........................................   22,059,000    15,238,000     13,134,000
                                                        -----------   -----------   ------------
    Total revenues....................................  109,909,000    86,433,000     71,876,000
COST OF REVENUES:
System................................................   51,473,000    39,774,000     36,535,000
Maintenance...........................................   14,889,000    10,651,000      9,317,000
                                                        -----------   -----------   ------------
    Total cost of revenues............................   66,362,000    50,425,000     45,852,000
GROSS PROFIT..........................................   43,547,000    36,008,000     26,024,000
OPERATING EXPENSES:
Research, development and engineering.................    7,784,000     6,936,000     11,002,000
Selling, general and administrative...................   23,208,000    21,760,000     21,841,000
In-process research and development...................           --            --      5,900,000
Merger expenses (Note 3)..............................           --            --        874,000
Restructuring charges (Note 16).......................           --            --        987,000
                                                        -----------   -----------   ------------
    Total operating expenses..........................   30,992,000    28,696,000     40,604,000
INCOME (LOSS) FROM OPERATIONS.........................   12,555,000     7,312,000    (14,580,000)
OTHER INCOME (EXPENSE):
Foreign currency transaction loss.....................     (219,000)      (30,000)      (136,000)
Interest expense......................................      (35,000)     (540,000)      (467,000)
Interest income.......................................      941,000       347,000        629,000
Other income..........................................       66,000        67,000        159,000
                                                        -----------   -----------   ------------
    Total other income (expense), net.................      753,000      (156,000)       185,000
                                                        -----------   -----------   ------------
INCOME (LOSS) BEFORE INCOME TAXES.....................   13,308,000     7,156,000    (14,395,000)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 10)........    5,446,000    (4,152,000)        95,000
                                                        -----------   -----------   ------------
NET INCOME (LOSS).....................................  $ 7,862,000   $11,308,000   $(14,490,000)
                                                        ===========   ===========   ============
NET INCOME (LOSS) PER COMMON SHARE:
    Basic.............................................  $      0.68   $      1.00   $      (1.30)
                                                        ===========   ===========   ============
    Diluted...........................................  $      0.64   $      0.96   $      (1.30)
                                                        ===========   ===========   ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.............................................   11,625,000    11,338,000     11,151,000
                                                        ===========   ===========   ============
    Diluted...........................................   12,250,000    11,781,000     11,151,000
                                                        ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                            2000         1999           1998
                                                         ----------   -----------   ------------
NET INCOME (LOSS)......................................  $7,862,000   $11,308,000   $(14,490,000)
                                                         ----------   -----------   ------------
Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments.............    (297,000)      116,000        (14,000)
  Unrealized (loss) on securities:
    Unrealized holding (loss) arising during period....          --       (11,000)       (35,000)
    Less: Reclassification adjustment for losses
      included in net income...........................          --        11,000             --
                                                         ----------   -----------   ------------
OTHER COMPREHENSIVE INCOME (LOSS)......................    (297,000)      116,000        (49,000)
                                                         ----------   -----------   ------------
COMPREHENSIVE INCOME (LOSS)............................  $7,565,000   $11,424,000   $(14,539,000)
                                                         ==========   ===========   ============

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                    COMMON STOCK                                        NOTE        ACCUMULATED
                                ---------------------   ADDITIONAL                   RECEIVABLE        OTHER            TOTAL
                                  NUMBER       PAR        PAID IN       RETAINED        FROM       COMPREHENSIVE    STOCKHOLDERS'
                                OF SHARES     VALUE       CAPITAL       EARNINGS     STOCKHOLDER    INCOME(LOSS)       EQUITY
                                ----------   --------   -----------   ------------   -----------   --------------   -------------
BALANCE, April 1, 1997........  11,075,202    $1,000    $16,756,000   $ 17,542,000    $(300,000)     $  (2,000)     $ 33,997,000

Exercise of common stock
  options.....................     110,704        --        385,000             --           --             --           385,000
Issuance of common stock under
  employee stock purchase
  plan........................      83,297        --        601,000             --           --             --           601,000
Issuance of warrants in
  exchange for services.......          --        --        108,000             --           --             --           108,000
Unrealized loss on short-term
  investments.................          --        --             --             --           --        (35,000)          (35,000)
Foreign currency translation
  adjustment..................          --        --             --             --           --        (14,000)          (14,000)
Net loss......................          --        --             --    (14,490,000)          --             --       (14,490,000)
                                ----------    ------    -----------   ------------    ---------      ---------      ------------
BALANCE, March 31, 1998.......  11,269,203     1,000     17,850,000      3,052,000     (300,000)       (51,000)       20,552,000

Exercise of common stock
  options.....................      62,914        --        190,000             --           --             --           190,000
Issuance of common stock under
  employee stock purchase
  plan........................      73,926        --        377,000             --           --             --           377,000
Tax benefit from stock option
  exercises...................          --        --        469,000             --           --             --           469,000
Unrealized loss on short term
  investments.................          --        --             --             --           --        (11,000)          (11,000)
Foreign currency translation
  adjustment..................          --        --             --             --           --        116,000           116,000
Net income....................          --        --             --     11,308,000           --             --        11,308,000
                                ----------    ------    -----------   ------------    ---------      ---------      ------------
BALANCE, March 31, 1999.......  11,406,043     1,000     18,886,000     14,360,000     (300,000)        54,000        33,001,000

Exercise of common stock
  options.....................     522,587        --      2,075,000             --           --             --         2,075,000
Issuance of common stock under
  employee stock purchase
  plan........................      48,584        --        306,000             --           --             --           306,000
Common stock repurchases......     (39,000)       --       (294,000)            --           --             --          (294,000)
Tax benefit from stock option
  exercises...................          --        --        818,000             --           --             --           818,000
Foreign currency translation
  adjustment..................          --        --             --             --           --       (297,000)         (297,000)
Loan repayment................          --        --             --             --      300,000             --           300,000
Net income....................          --        --             --      7,862,000           --             --         7,862,000
                                ----------    ------    -----------   ------------    ---------      ---------      ------------
BALANCE, March 31, 2000.......  11,938,214    $1,000    $21,791,000   $ 22,222,000    $     -0-      $(243,000)     $ 43,771,000
                                ==========    ======    ===========   ============    =========      =========      ============

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                 2000           1999           1998
                                                              -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 7,862,000   $ 11,308,000   $(14,490,000)
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    3,028,000      3,446,000      3,631,000
  Loss on disposal of assets................................       10,000         59,000        845,000
  Write-off of acquisition assets...........................      216,000             --             --
  In process research and development.......................           --             --      5,900,000
  Deferred taxes............................................     (232,000)    (5,142,000)            --
  Changes in operating assets and liabilities, net of the
    effect of acquisitions:
    Accounts receivable, net................................    4,623,000     (1,908,000)    (1,028,000)
    Inventories, net........................................   (2,123,000)      (383,000)    (1,859,000)
    Prepaid expenses and other assets.......................      456,000      1,916,000     (1,942,000)
    Accounts payable........................................   (4,953,000)     2,342,000        440,000
    Accrued liabilities.....................................      100,000     (1,138,000)     5,071,000
    Deferred revenue........................................     (258,000)     4,083,000      1,440,000
    Income taxes payable....................................      391,000      1,031,000       (253,000)
    Other...................................................     (965,000)       267,000     (1,309,000)
                                                              -----------   ------------   ------------
      Net cash provided by (used in) operating activities...    8,155,000     15,881,000     (3,554,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (1,300,000)    (1,680,000)    (1,517,000)
Increase in other long-term and intangible assets...........   (1,500,000)            --             --
Cash paid for acquisitions, net of cash acquired............     (191,000)            --     (9,609,000)
Proceeds from sale of property, plant and equipment.........        2,000         31,000             --
Sale and maturities of short term investments...............       (3,000)     1,120,000      3,463,000
Notes receivable from related parties.......................     (379,000)       484,000        (15,000)
                                                              -----------   ------------   ------------
      Net cash used in investing activities.................   (3,371,000)       (45,000)    (7,678,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................           --             --     46,176,000
Principal payments on long-term debt........................     (254,000)   (11,714,000)   (35,979,000)
Repurchase of common stock..................................     (294,000)            --             --
Proceeds from common stock issuances........................    2,381,000        567,000        986,000
                                                              -----------   ------------   ------------
      Net cash provided by (used in) financing activities...    1,833,000    (11,147,000)    11,183,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH BALANCES............     (277,000)       105,000        (20,000)
                                                              -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    6,340,000      4,794,000        (69,000)
CASH AND CASH EQUIVALENTS, beginning of year................    8,557,000      3,763,000      3,832,000
                                                              -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year......................  $14,897,000   $  8,557,000   $  3,763,000
                                                              ===========   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for:
  Interest..................................................  $    35,000   $    540,000   $    470,000
                                                              ===========   ============   ============
  Income taxes paid (received)..............................  $ 4,396,000   $   (680,000)  $    828,000
                                                              ===========   ============   ============

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the year ended March 31, 2000, the Company entered into capital lease agreements for equipment amounting to $24,000.

During the years ended March 31, 2000, 1999 and 1998, the Company capitalized $27,000, $367,000 and $1,104,000 respectively, of equipment and materials, previously classified as inventory, into fixed assets.

During the year ended March 31, 2000, the Company recorded a deferred tax benefit of $818,000, related to disqualifying dispositions of stock options exercised, as an increase to additional paid in capital.

During the year ended March 31, 1999, the Company recorded a deferred tax benefit of $469,000, related to disqualifying dispositions of stock options exercised, as an increase to additional paid in capital.

During the year ended March 31, 1998, the Company issued warrants to purchase 20,000 shares of stock in exchange for services received from a vendor valued at $108,000.

Detail of businesses acquired in purchase transactions during the year ended March 31, 2000:

Fair value of assets acquired...............................  $ 1,954,000
Liabilities assumed.........................................   (1,763,000)
                                                              -----------
Cash paid for acquisitions, net of cash acquired............  $   191,000
                                                              ===========

Detail of businesses acquired in purchase transactions during the year ended March 31, 1998:

Purchased in-process research and development...............  $ 5,900,000
Fair value of assets acquired...............................   10,645,000
Liabilities assumed.........................................   (6,936,000)
                                                              -----------
Cash paid for acquisitions, net of cash acquired............  $ 9,609,000
                                                              ===========

          See accompanying notes to consolidated financial statements.

                          PRINTRAK INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

1.  DESCRIPTION OF THE BUSINESS

    Printrak-Registered Trademark- International Inc. ("the Company") is a global supplier of enterprise software and related services for information management and decision support that facilitates community safety and security. The Company's suite of networked applications provides comprehensive management of government records for rapid access and analysis of critical and time-sensitive public information. The systems operate by gathering, validating, warehousing, mining and distributing mission critical data to government agencies and businesses using private networks, the Internet or wireless services. Printrak-Registered Trademark- technology also provides the positive identification infrastructure necessary to reduce fraud and enhance data exchange. The Company's system serves more than 1,000 national, state, county and municipal agencies in 36 countries.

    The Company primarily markets its products to national, regional and local law enforcement agencies around the world. The Company's prospective customers are subject to public agency contract requirements which vary from jurisdiction to jurisdiction. Public agency contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. Historically, the Company has had no significant contract cancellations due to fiscal funding clauses.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Printrak International Inc. and its wholly-owned subsidiaries, Printrak GMBH, Printrak International Pty Ltd, Printrak Limited and Printrak Argentina. All significant intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION--The Company accounts for system revenue pursuant to SOP 81-1, LONG TERM CONSTRUCTION CONTRACTS or SOP 97-2, SOFTWARE REVENUE RECOGNITION, as applicable.

    Pursuant to SOP 81-1, the Company recognizes revenue on contracts under the percentage of completion method, principally based on output measures such as contract milestones or units shipped. Revenues and costs recognized pursuant to SOP 81-1 on contracts in progress are subject to managements estimates. Actual results could differ from those estimates. For contracts that do not require significant customization, the Company recognizes revenue under SOP 97-2 whereby revenue is allocated to various elements of the contract if certain conditions are met. Revenue from maintenance service agreements is recognized on a straight-line basis over the period of the contract. Cash payments for system sales or maintenance received in advance of revenue recognition are classified as deferred revenue.

    FOREIGN CURRENCY--The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss). Realized gains or losses from foreign currency transactions are included in operations as incurred.

    CASH EQUIVALENTS--Cash equivalents are deemed to be highly-liquid investments with an original maturity of three months or less.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES--Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Maintenance, repairs and minor renewals are charged to expense, as incurred. Additions and improvements are capitalized.

    LONG-LIVED ASSETS--The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Long-lived assets to be held for use are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined that there was no impairment at March 31, 2000.

    GOODWILL AND OTHER INTANGIBLES--Goodwill represents the excess purchase cost over the net assets of acquired businesses and is amortized over lives ranging from 3 to 10 years using the straight-line method. Other intangible assets include acquired workforce and acquired technology assets which are being amortized using the straight-line method over 36 and 42 months, respectively. Accumulated amortization on goodwill and other intangible assets amounted to $1,412,000 and $622,000 as of March 31, 2000 and 1999, respectively. The Company periodically evaluates the recoverability of goodwill based on estimated future discounted cash flows and evaluates the recoverability of other intangible assets based on the requirements of SFAS No. 121. The Company has determined that there was no impairment of goodwill and other intangibles as of March 31, 2000.

    INCOME TAXES--The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES which provides that deferred income taxes are recognized for the tax consequences in future years for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    SOFTWARE DEVELOPMENT COSTS--Development costs incurred in the research, development and engineering of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. For the years ended March 31, 2000, 1999 and 1998 software development was substantially completed concurrent with the establishment of technological feasibility due to the nature of the development effort and, accordingly, no costs were capitalized. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED.

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

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Management believes that system modifications can generally be utilized by other customers and accordingly, have combined such costs with research, development and engineering. Any customized modification for a customer contract is charged to cost of sales as management believes these costs are specific to a customer's workflow requirements.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (Note 12).

    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NET INCOME (LOSS) PER SHARE--Pursuant to SFAS No. 128, EARNINGS PER SHARE, the Company provides dual presentation of "Basic" and "Diluted" earnings (loss) per share (EPS).

    Basic EPS excludes dilution from potential common shares and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilution from potential common shares using the average stock price during the period as part of the computation. Potential common shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive.

    The number of shares used in computing EPS is as follows for the years ended March 31:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Weighted average shares
  outstanding--basic.....................  11,625,000   11,338,000   11,151,000
Common stock equivalents.................     625,000      443,000           --
                                           ----------   ----------   ----------
Weighted average shares
  outstanding--diluted...................  12,250,000   11,781,000   11,151,000
                                           ==========   ==========   ==========

    COMPREHENSIVE INCOME (LOSS)--Pursuant to SFAS No. 130, REPORTING COMPREHENSIVE INCOME, the Company has included Consolidated Statements of Comprehensive Operations for the years ended March 31, 2000, 1999 and 1998.

    SUPPLIER CONCENTRATION--Certain of the Company's major assemblies are purchased from a single vendor as this promotes higher quality, prompt delivery and aids cost savings. The Company is dependent upon the ability of vendors to deliver these items in accordance with the Company's specifications and delivery schedules. The failure of these suppliers to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's operating results.

    SEGMENT REPORTING--In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers (Note 5).

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities or hold any derivative instruments, but will continue to evaluate the effects of adopting SFAS 133.

    RECLASSIFICATIONS--Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the March 31, 2000 presentation.

3.  ACQUISITIONS

    On May 7, 1997, the Company acquired all of the issued and outstanding capital stock of TFP, Inc. (TFP), a South Carolina corporation, in accordance with the terms and conditions of the Agreement and Plan of Reorganization and Merger dated as of April 7, 1997, by and among Printrak, TFP Acquisition Corp., a South Carolina corporation and wholly-owned subsidiary of Printrak, and TFP. Pursuant to the Merger Agreement, TFP became a wholly-owned subsidiary of Printrak and the outstanding shares and outstanding warrants to purchase shares of TFP common stock and Series A preferred stock were converted into an aggregate of 1,399,494 shares of Printrak common stock. Additionally, all the outstanding options to purchase shares of TFP common stock were converted into options to purchase 116,496 shares of Printrak common stock. The terms of the merger agreements were the result of arm's length negotiations among the parties. The transaction was accounted for under the pooling of interests method of accounting.

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

    On September 9, 1997, the Company acquired the outstanding shares of SunRise Imaging (SunRise), a California corporation, in a transaction accounted for under the purchase method of accounting. As a result of the acquisition, SunRise became a wholly owned subsidiary of the Company and its operating results have been included in the Company's consolidated statement of operations from the date of acquisition. SunRise develops and manufactures automated systems, which digitize microfilm and microfiche records. The total purchase price for the transaction was $10,175,000, which was allocated to $5,002,000 of acquired identified assets, $5,900,000 of acquired in-process research and development, $687,000 of goodwill, and ($1,414,000) of assumed liabilities. As of the acquisition date, the technological

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

3.  ACQUISITIONS (CONTINUED)
feasibility of the acquired in-process research and development had not been established and, accordingly, the allocated value was charged to operations during the year ended March 31, 1998.

    The consolidated results of operations on a pro forma basis as though the SunRise acquisition had been consummated on April 1, 1996 and 1997 are as follows:

                                                       YEAR ENDED MARCH 31,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Total revenues.....................................  $77,871,000   $63,123,000
Net income (loss)..................................  $(3,755,000)  $ 5,530,000
Net income (loss) per common share
  Basic............................................  $     (0.34)  $      0.53
  Diluted..........................................  $     (0.34)  $      0.50

    The pro forma information is not necessarily indicative of the results of operations that would have occurred nor of future results of the combined enterprise.

    On March 17, 2000, the Company's United Kingdom subsidiary, Printrak International Limited, acquired the assets of the Emergency Services Group, a division of BAE Systems, formerly British Aerospace in a transaction accounted for under the purchase method of accounting. As a result of the acquisition, the business unit operates as part of the Company's United Kingdom subsidiary, Printrak International Limited, and its operating results have been included in the Company's consolidated statement of operations from the date of acquisition. The Emergency Services Group, based in Christchurch, England, develops and markets computer aided dispatch (CAD) systems for fire and police emergency service units, and is the leading provider of such systems in the U.K. The total purchase price for the transaction was L120,000 ($191,000), which was allocated to L1,228,000 ($1,954,000) of acquired identified assets and L1,108,000 ($1,763,000) of liabilities.

4.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following at March 31:

                                                        2000          1999
                                                     -----------   -----------
Billed receivables.................................  $22,907,000   $22,626,000
Unbilled receivables...............................    4,590,000     7,996,000
                                                     -----------   -----------
                                                      27,497,000    30,622,000
Less allowance for doubtful accounts...............     (334,000)     (627,000)
                                                     -----------   -----------
                                                     $27,163,000   $29,995,000
                                                     ===========   ===========

    Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

5.  CONCENTRATIONS OF REVENUE, CREDIT RISK AND OPERATING SEGMENT

    MAJOR CUSTOMERS--The Company's revenues are generated from credit sales to customers primarily in the public safety market. The Company performs credit evaluations of its commercial customers, maintains reserves for potential credit losses and generally does not require collateral. However, the majority of the customers are government agencies, which do not represent significant credit risk.

    Major customers have varied from year to year but a significant portion of the Company's revenue has historically consisted of large orders from a limited number of customers. No individual customer exceeded 10% of total revenues in fiscal years 1998 or 1999 but in fiscal year 2000 sales to an individual customer totaled $14,818,000. Given the significant amount of revenues derived from such customers in any given year, the uncollectibility of related receivables or a decrease in the number of large orders received could have a material adverse effect on the Company's financial position and results of operations.

    International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign sales and support operations, greater working capital requirements, political and economic instability, and potentially limited intellectual property protection.

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in only one segment which entails the design, manufacture and sale of integrated identification and information systems for public safety and civil applications.

    The Company's products include Automated Fingerprint Identification Systems
(AFIS), Computer Aided Dispatch Systems/Record Management Systems (CAD/RMS), Digitalization Systems and Digital Photo Mugshot Systems. Revenues by product line for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                           2000          1999          1998
                                       ------------   -----------   -----------
AFIS.................................  $ 68,420,000   $58,456,000   $49,559,000
CAD/RMS..............................    28,940,000    14,410,000     8,186,000
Digitalization.......................     5,913,000     7,445,000     3,878,000
Mugshot..............................     6,636,000     6,122,000    10,253,000
                                       ------------   -----------   -----------
  Total Revenues.....................  $109,909,000   $86,433,000   $71,876,000
                                       ============   ===========   ===========

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

5. CONCENTRATIONS OF REVENUE, CREDIT RISK AND OPERATING SEGMENT (CONTINUED) INTERNATIONAL SALES--A substantial portion of the Company's total revenues are derived from international sales. Revenues by geographical are for the years ended March 31, 2000, 1999 and 1998 were as follows:

GEOGRAPHIC AREA                            2000          1999          1998
---------------                        ------------   -----------   -----------
United States........................  $ 73,082,000   $57,046,000   $54,338,000
Europe...............................    15,200,000    11,236,000     8,553,000
Argentina............................    14,861,000     5,674,000            --
Canada...............................     2,499,000     9,076,000     1,078,000
Other International..................     4,267,000     3,401,000     7,907,000
                                       ------------   -----------   -----------
                                       $109,909,000   $86,433,000   $71,876,000
                                       ============   ===========   ===========

    The majority of the Company's assets are located in the United States.

6.  INVENTORIES

    Inventories consist of the following at March 31:

                                                         2000          1999
                                                      -----------   ----------
Raw materials.......................................  $ 5,693,000   $4,678,000
Work in process.....................................    6,065,000    4,114,000
                                                      -----------   ----------
                                                       11,758,000    8,792,000
Less allowance for excess and obsolete
  inventories.......................................   (1,390,000)    (547,000)
                                                      -----------   ----------
                                                      $10,368,000   $8,245,000
                                                      ===========   ==========

7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at March 31:

                                                        2000          1999
                                                    ------------   -----------
Building and improvements.........................  $  1,059,000   $   642,000
Computer equipment................................     9,294,000     8,643,000
Purchased software................................     1,023,000     1,130,000
Other equipment and furniture.....................     2,133,000     2,155,000
                                                    ------------   -----------
                                                      13,509,000    12,570,000
Less accumulated depreciation and amortization....   (10,430,000)   (8,467,000)
                                                    ------------   -----------
                                                    $  3,079,000   $ 4,103,000
                                                    ============   ===========

    Assets under capital lease were $72,000 and $858,000 as of March 31, 2000 and 1999, respectively. Accumulated amortization on such leased equipment amounted to $28,000 and $563,000, respectively (Note 11).

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

8.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following at March 31:

                                                          2000         1999
                                                       ----------   ----------
Warranty.............................................  $1,578,000   $3,578,000
Sales commissions....................................          --    1,128,000
Sales and foreign taxes..............................     393,000      713,000
Professional fees....................................     298,000      275,000
Restructuring........................................          --      452,000
Other................................................   2,954,000    1,362,000
                                                       ----------   ----------
                                                       $5,223,000   $7,508,000
                                                       ==========   ==========

9.  LINE OF CREDIT

    The Company negotiated a new $25.0 million revolving credit line facility which expires December 31, 2000. The revolving line of credit agreement contains certain restrictive covenants which restrict our ability to pay dividends and requires the Company to maintain minimum tangible net worth and certain other financial ratios. The Company was in compliance with these covenants as of March 31, 2000. If the Company were in a borrowing position, the debt would be subject to the bank's reference rate and LIBOR as outlined in the terms of the Revolving Note Agreement. At March 31, 2000, there were no amounts outstanding under the line of credit.

10.  INCOME TAXES

    The Company's provision (benefit) for income taxes consists of the following for the years ended March 31:

                                              2000         1999         1998
                                           ----------   -----------   ---------
Current:
  Federal................................  $4,662,000   $   414,000   $(236,000)
  State..................................     884,000       193,000      51,000
  Foreign................................     132,000       (86,000)    280,000
                                           ----------   -----------   ---------
    Total current........................   5,678,000       521,000      95,000
                                           ----------   -----------   ---------
Deferred:
  Federal................................    (634,000)    2,050,000          --
  State..................................     520,000      (465,000)         --
  Foreign................................    (118,000)     (103,000)         --
  Change in valuation allowance..........          --    (6,155,000)         --
                                           ----------   -----------   ---------
    Total deferred.......................    (232,000)   (4,673,000)         --
                                           ----------   -----------   ---------
Total provision (benefit)................  $5,446,000   $(4,152,000)  $  95,000
                                           ==========   ===========   =========

    The net deferred tax assets at March 31, 1998 were offset by a valuation allowance of $6,155,000. During the year ended March 31, 1999, the future realization of the net deferred tax assets was determined

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

10.  INCOME TAXES (CONTINUED)
by management to be more likely than not based on current and projected future taxable income and, accordingly, the valuation allowance of $6,155,000 was reversed.

    The effective tax rate varies from the statutory U.S. federal income tax rate for the years ended March 31 principally due to the following:

                                                               2000          1999          1998
                                                             --------      --------      --------
U.S. federal statutory rate............................        35.0%         35.0%        (35.0)
State taxes net of federal benefit.....................         3.5           4.2          (1.7)
Previously unbenefitted state NOLs and R&D credits.....          --         (10.1)           --
Foreign income taxes...................................         4.2          (2.2)         (0.1)
Increase (decrease) in valuation allowance.............          --         (86.0)         22.2
In-process research and development....................          --            --          14.3
Goodwill and other intangibles.........................         0.6           1.4           1.3
Effective change in the statutory rate.................        (1.7)           --            --
Other..................................................        (0.7)         (0.3)         (0.3)
                                                               ----         -----         -----
Effective tax rate.....................................        40.9%        (58.0)%         0.7
                                                               ====         =====         =====

    The Company has provided for U.S. federal income tax on the earnings of its UK and Australian subsidiaries to allow for the repatriation of the Company's earnings. The Company has not provided for U.S. federal income tax on the earnings of its subsidiaries in Germany and Argentina because it is currently anticipated that these earnings will be permanently reinvested. If these earnings are distributed, foreign tax credits may become available under U.S. law to reduce the effect on the Company's overall tax liability.

    Income (loss) before income taxes was comprised of the following for the years ended March 31:

                                            2000          1999          1998
                                         -----------   ----------   ------------
Income (loss) before provision for
  income taxes:
  Domestic.............................  $13,712,000   $7,360,000   $(15,041,000)
  Foreign..............................     (404,000)    (204,000)       646,000
                                         -----------   ----------   ------------
                                         $13,308,000   $7,156,000   $(14,395,000)
                                         ===========   ==========   ============

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

10.  INCOME TAXES (CONTINUED)
    Deferred tax assets consist primarily of the following temporary differences at March 31:

                                                          2000         1999
                                                       ----------   ----------
Net operating loss carryforwards.....................  $2,239,000   $2,260,000
Intangible asset basis...............................     689,000      824,000
Deferred revenue.....................................   2,330,000    1,534,000
Valuation allowances.................................   1,890,000    2,702,000
Employee benefits....................................     526,000      426,000
Depreciation.........................................   1,158,000      800,000
Other................................................     427,000      481,000
                                                       ----------   ----------
Total deferred assets................................  $9,259,000   $9,027,000
                                                       ==========   ==========

    At March 31, 2000, the Company had net operating loss carryforwards of approximately $5,765,000 for federal income tax purposes which begin to expire in 2003. As a result of an equity ownership change in a prior year, the use of certain of the federal net operating loss carryforwards is subject to limitations.

11.  COMMITMENTS AND CONTINGENCIES

    COMMITMENTS--The Company is obligated under noncancelable capital and operating leases for its principal operating facility and certain furniture and office equipment. The Company incurred $2,364,000, $1,118,000 and $958,000 in rent expense during the years ended March 31, 2000, 1999 and 1998, respectively. During the year ended March 31, 1998, $773,000 of rent expense was to a related party.

    Future minimum lease commitments at March 31, 2000 under noncancelable leases that have initial or remaining terms in excess of one year are as follows:

                                                         CAPITAL    OPERATING
                                                          LEASES      LEASES
                                                         --------   ----------
Year ending March 31:
  2001.................................................  $19,000    $1,976,000
  2002.................................................   19,000     2,024,000
  2003.................................................   10,000     1,713,000
  2004.................................................    6,000     1,290,000
  2005.................................................    3,000       551,000
  Thereafter...........................................       --       507,000
                                                         -------    ----------
Total minimum payments required........................   57,000    $8,061,000
                                                                    ==========
Less amount representing interest......................   (9,000)
                                                         -------
Capital lease obligations..............................   48,000
Less current portion of capital lease obligations......  (14,000)
                                                         -------
                                                         $34,000
                                                         =======

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Certain of the Company's customers require the Company to be bonded to ensure performance under certain contracts or to guarantee outstanding bids. At March 31, 2000, the Company had outstanding performance bonds ensuring performance under various contracts which totaled $26,722,218.

    LITIGATION--From time to time, the Company may be involved in litigation relating to claims arising in the ordinary course of business. As of March 31, 2000, the Company is not a party to any legal proceeding that, in management's opinion, individually or in aggregate, could have a material adverse effect on the Company's results of operations or financial condition.

12.  COMMON STOCK BENEFIT PLANS

    EXECUTIVE STOCK OPTION PLAN--The Company adopted the Executive Stock Option Plan (the Executive Plan) in May 1992, which provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 800,000 shares of the Company's common stock. As of March 31, 2000, there were options outstanding to purchase 386,612 shares under the Executive Plan at a weighted average exercise price of $5.60 per share.

    1994 STOCK OPTION PLAN--The Company adopted the 1994 Stock Option Plan (the 1994 Plan) in December 1993. The 1994 Plan provides for the granting of incentive stock options and nonstatutory options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 744,000 shares of the Company's common stock. As of March 31, 2000, there were options outstanding to purchase 325,574 shares under the 1994 Plan at a weighted average exercise price of $4.47 per share.

    1996 STOCK INCENTIVE PLAN--The Company adopted the 1996 Stock Incentive Plan (the 1996 Plan) in April 1996. The 1996 Plan provides for the granting of incentive stock options and nonstatutory options. The 1996 Plan provides for options to purchase shares of the Company's common stock and restricted stock grants covering an aggregate of 2,000,000 shares of the Company's common stock. As of March 31, 2000, there were options outstanding to purchase 864,705 shares under the 1996 Plan at a weighted average exercise price of $5.92 per share.

    TFP STOCK INCENTIVE PLAN--TFP adopted a stock option plan in August 1994. In conjunction with the acquisition of TFP, the outstanding options were converted into the right to acquire 116,496 shares of common stock of Printrak. As of March 31, 2000, there were options outstanding to purchase 28,364 shares under the Plan at a weighted average exercise price of $2.76 per share.

    The exercise price of incentive stock options under the above Plans must at least be equal to the fair market value of a share of common stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). Nonstatutory options shall have an exercise price of not less than 85% of the fair market value of a share of common stock on the date such option is granted (110% with respect to optionees who own at least 10% of the outstanding common stock). The options must expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding common stock). Vesting is generally 20% at the end of the first year with the remaining vesting over four years on a pro rata basis. As of March 31, 2000, options to purchase 1,143,885 shares were available for future grant under these Plans.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

12.  COMMON STOCK BENEFIT PLANS (CONTINUED)
The following is a summary of stock option activity:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                         WEIGHTED      NUMBER OF OPTIONS   EXERCISE PRICE
                                         NUMBER OF       AVERAGE       EXERCISABLE AS OF    AS OF FISCAL
                                           SHARES     EXERCISE PRICE    FISCAL YEAR END       YEAR END
                                         ----------   --------------   -----------------   --------------
BALANCE, April 1, 1997.................   1,291,500       $ 6.06
  Granted (weighted average fair value
    of $9.57)..........................     874,800       $10.52
  Exercised............................    (110,704)      $ 3.47
  Canceled.............................    (189,824)      $11.35
                                         ----------
BALANCE, March 31, 1998................   1,865,772       $ 7.72             828,250            $5.23
  Granted (weighted average fair value
    of $4.95)..........................   1,801,800       $ 5.76
  Exercised............................     (62,914)      $ 3.03
  Canceled.............................  (1,445,939)      $ 9.68
                                         ----------
BALANCE, March 31, 1999................   2,158,719       $ 5.01           1,003,822            $4.19
  Granted (weighted average fair value
    of $6.99)..........................     287,000       $ 6.98
  Exercised............................    (522,587)      $ 3.97
  Canceled.............................    (317,877)      $ 5.63
                                         ----------
BALANCE, March 31, 2000................   1,605,255       $ 5.49             895,269            $4.95
                                         ==========

    Stock options outstanding at March 31, 2000 are summarized as follows:

                                   OPTIONS OUTSTANDING
                        -----------------------------------------       OPTIONS EXERCISABLE
                                          WEIGHTED       WEIGHTED   ----------------------------
                                          AVERAGE        AVERAGE                     WEIGHTED
  RANGE OF EXERCISE       NUMBER         REMAINING       EXERCISE     NUMBER         AVERAGE
       PRICES           OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE   EXERCISE PRICE
  -----------------     -----------   ----------------   --------   -----------   --------------
   $2.46-$2.50             207,356          3.34          $ 2.50       207,356         $2.50
   $2.96-$4.94             122,878          7.41            4.15        63,424          3.79
   $5.25-$6.94           1,103,021          7.42            5.76       579,089          5.73
   $7.00-$9.50             138,000          7.96            7.64        43,900          7.83
  $10.38-$12.06             34,000          9.41           11.05         1,500         11.75
                         ---------                                   ---------
  $2.46-$12.06           1,605,255                                     895,269
                         =========                                   =========

    On May 26, 1998, the Board of Directors approved a program for the cancellation and regrant of 452,000 options whereby the existing options of six executives with exercise prices ranging from $9.88 to $18.75 per share would be canceled and regranted at the fair market value of $6.94 per share. On July 13, 1998, the Board of Directors approved a program for the cancellation and regrant of 654,047 options whereby all other options, held by remaining employees with exercise prices ranging from $6.25 to $12.50

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

12.  COMMON STOCK BENEFIT PLANS (CONTINUED)
per share would be canceled and regranted for options priced at the fair market value of $5.25 per share. The vesting period for the repriced shares remained unchanged in both cases.

    EMPLOYEE STOCK PURCHASE PLAN--The Company adopted the Employee Stock Purchase Plan (the Purchase Plan) in April 1996, covering an aggregate of 100,000 shares of common stock. The number of shares available for purchase was increased to 350,000 during fiscal 1998. Employees are eligible to participate if they are employed by the Company for at least 30 hours per week and if they have been employed by the Company for at least one year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions which may not exceed 15% of an employee's compensation or a specified number of shares. The price of stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offer period. The Purchase Plan will terminate on December 31, 2006.

    Activity under the Purchase Plan is summarized as follows:

FISCAL    SHARES    WEIGHTED AVERAGE     WEIGHTED AVERAGE
 YEAR     ISSUED    PRICE PER SHARE    FAIR VALUE PER SHARE
------   --------   ----------------   --------------------
 1998     83,297         $7.21                $11.62
 1999     73,926         $5.10                $ 6.41
 2000     48,584         $6.30                $ 6.40

    At March 31, 2000, 64,629 shares were reserved for future issuances under the Purchase Plan.

ADDITIONAL INFORMATION (SFAS NO. 123)

    As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements, as all grants have been at exercise prices equal to or greater than the market value of the underlying shares at the date of grant.

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS
No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which greatly affect the calculated values.

    The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 4.5 years; stock volatility--66% in 2000, 80% in 1999, and 63% in 1998; risk free interest rates--5.5% in 2000, 5.4% in 1999, and 6.0% in 1998 and no dividends during the expected term. The Company's calculations are based on a single option approach and forfeitures are recognized as they occur.

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

12.  COMMON STOCK BENEFIT PLANS (CONTINUED)

    Had compensation cost been determined under all of the Company's plans using the provisions of SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                           2000          1999           1998
                                        ----------   ------------   ------------
Net income (loss):        As reported   $7,862,000   $ 11,308,000   $(14,490,000)
                          Pro forma     $6,567,000   $  7,938,000   $(16,541,000)

Income (loss) per share:
  Basic:                  As reported   $     0.68   $       1.00   $      (1.30)
                          Pro forma     $     0.56   $       0.70   $      (1.48)

  Diluted:                As reported   $     0.64   $       0.96   $      (1.30)
                          Pro forma     $     0.54   $       0.67   $      (1.48)

13.  EMPLOYEE BENEFIT PLANS

    The Company's 401(k) Savings Plan (the Savings Plan) covers domestic full-time employees with 90 days of consecutive service. In May 1997, the Board approved a resolution to match employee contributions. Employee deferrals during fiscal year 1998 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed 4% of the employee's annual salary. Matching contributions vest over a period of four years of service. The aggregate expense related to the contributions was $398,000, $329,000 and $270,000 in 2000, 1999 and 1998, respectively.

14.  RELATED-PARTY TRANSACTIONS

    From time to time, the Company has made loans to Richard M. Giles, its Chairman, President and Chief Executive Officer, which have been evidenced by promissory notes. On April 14, 1999 the Company extended a loan for $600,000 to Mr. Giles which is collateralized by 200,000 shares of the Company's common stock owned by the Giles Trust, bears interest at 5.5% per annum, and matures April 14, 2001. On October 15, 1999 the Company extended an unsecured loan for $100,000 to Mr. Giles, which bears interest at 5.5% per annum, and matures April 15, 2001.

    In February 1996, the Company loaned an executive of the Company the sum of $300,000 to enable him to exercise 120,000 vested options to purchase shares of our common stock and $10,000 to pay certain tax obligations. The loan was collateralized by the related shares, bears interest at 5.5% per annum, and principal and interest was due as of March 1, 1998. The loan which was extended during fiscal year 1999 with a due date of March 1, 2000 was repaid in full. Due to its nature, the loan had been classified as a reduction of stockholders' equity in the accompanying consolidated financial statements.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, trade accounts receivable, notes receivable from related parties, accounts payable, accrued liabilities and debt. The Company considers the carrying amounts in the financial statements of all financial instruments to approximate their fair value because of the relatively short period of time between

                          PRINTRAK INTERNATIONAL INC.

               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) origination of the instruments and their expected realization or the fact that such instruments have interest rates which approximate current market rates.

16.  RESTRUCTURING CHARGES

    In fiscal 1998, the Company announced a formal plan for restructuring both its SunRise and TFP subsidiaries to realize cost savings and capitalize on synergies by consolidating the subsidiaries into its Anaheim operations. The restructuring charges of $987,000 include lease termination and facility closure costs, losses on the disposition of fixed assets and severance costs for terminated employees. As a result of the restructuring, the Company also incurred inventory write-offs, the value of which was impacted by the Company's decision to relocate and outsource manufacturing operations, personnel relocation costs, and other integration costs. These additional costs amounted to approximately $2,191,000 and are included in cost of sales ($882,000), research, development and engineering ($249,000), and selling general and administrative expenses ($1,060,000) in the accompanying consolidated statements of operations. The restructuring was completed during fiscal 1999 substantially in accordance with management's initial cost estimate.