Form 10-Q
period 2000-06-30
PRINTRAK INTERNATIONAL INC
filed 2000-08-14
CIK 1013050

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO______

Commission File Number: 000-20719

                           PRINTRAK INTERNATIONAL INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                             33-0070547
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1250 NORTH TUSTIN AVENUE  ANAHEIM, CALIFORNIA                     92807
------------------------  -------------------                     -----
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

                                    X Yes    No
                                   --      --
         11,809,328 shares of the issuer's common stock, par value $0.0001 per share, were outstanding as of July 31, 2000.

--------------------------------------------------------------------------------

                                    FORM 10-Q

                                    CONTENTS


                                                                                                      Page Number
                                                                                                      -----------
PART I -     FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
     and March 31, 2000......................................................................             1

     Unaudited Condensed Consolidated Statements of Operations for the three-month
     periods ended June 30, 2000 and June 30, 1999...........................................             2

     Unaudited Condensed Consolidated Statements of Cash Flows for the three-month
     periods ended June 30, 2000 and June 30, 1999...........................................             3

     Notes to the Unaudited Condensed Consolidated Financial Statements......................             4

     Item 2:  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................             6

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks....................            10

PART II -    OTHER INFORMATION

     Item 1: Legal Proceedings...............................................................            11

     Item 2: Changes in Securities and Use of Proceeds.......................................            11

     Item 3: Defaults upon Senior Securities.................................................            11

     Item 4: Submission of Matters to a Vote of Security Holders.............................            11

     Item 5: Other Information...............................................................            11

     Item 6: Exhibits and Reports on Form 8-K................................................            11

     Signature  .............................................................................            12


PART I - FINANCIAL INFORMATION

ITEM I-CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      PRINTRAK INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                  AT JUNE 30, 2000 AND MARCH 31, 2000
                                             (IN THOUSANDS)

                                                                                          June 30,        March 31,
                                                                                           2000            2000
                                                                                        (unaudited)
                                                                                       -------------------------------
                                         ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents ...................................................        $ 13,048         $ 14,897
    Accounts receivable, net (Note 2) ...........................................          26,056           27,163
    Inventories, net (Note 3) ...................................................          11,236           10,368
    Prepaid expenses and other current assets ...................................           1,858            1,256
     Deferred income taxes ......................................................           4,749            4,749
                                                                                       ------------       ------------
        Total current assets ....................................................          56,947           58,433

Notes receivable from related parties ...........................................             763              753
Property and equipment, net .....................................................           3,331            3,079
Deferred income taxes ...........................................................           4,619            4,510
Other long-term assets ..........................................................           1,081            1,260
Goodwill and other intangible assets, net .......................................           2,806            3,040
                                                                                       ------------       ------------
TOTAL ASSETS                                                                             $ 69,547         $ 71,075
                                                                                       ============       ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable ............................................................        $  3,526         $  3,924
    Accrued wages and employee benefits .........................................           3,201            3,903
    Other accrued liabilities ...................................................           5,196            5,223
    Current portion of capital leases ...........................................              14               14
    Deferred revenue ............................................................          12,978           12,437
    Income taxes payable ........................................................             661            1,309
                                                                                       ------------       ------------
       Total current liabilities ................................................          25,576           26,810
Capital leases, less current portion ............................................              30               34
Other long-term liabilities .....................................................             460              460
                                                                                       ------------       ------------
           Total liabilities                                                               26,066           27,304

 STOCKHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares
     outstanding ................................................................               0                0
     Common stock ($.0001 par value; 20,000,000 shares authorized;
     11,797,003 and 11,938,214, shares issued and outstanding) ..................               1                1
    Additional paid-in capital ..................................................          20,432           21,791
    Retained earnings ...........................................................          23,398           22,222
    Accumulated other comprehensive loss ........................................            (350)            (243)
                                                                                       ------------       ------------
       Total stockholders' equity ...............................................          43,481           43,771
                                                                                       ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $ 69,547         $ 71,075
                                                                                       ============       ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          Three-month        Three-month
                                                                                         period ended        period ended
                                                                                         June 30, 2000       June 30, 1999
                                                                                       -----------------   ----------------
REVENUES:
System........................................................................                   $18,720            $21,291
Maintenance...................................................................                     6,892              5,260
                                                                                       -----------------   ----------------
    Total revenues ...........................................................                    25,612             26,551

COST OF REVENUES:
System........................................................................                    11,045             13,527
Maintenance...................................................................                     4,108              3,728
                                                                                       -----------------   ----------------
    Total cost of revenues ...................................................                    15,153             17,255

     Gross profit.............................................................                    10,459              9,296

OPERATING EXPENSES:
Research, development and engineering.........................................                     3,015              1,265
Selling, general and administrative ..........................................                     6,230              5,200
                                                                                       -----------------   ----------------
    Total operating expenses                                                                       9,245              6,465

     Income from operations ..................................................                     1,214              2,831

Other income..................................................................                     (640)               (79)
                                                                                       -----------------   ----------------
    Income before income taxes................................................                     1,854              2,910

Provision for income taxes....................................................                       686              1,172
                                                                                       -----------------   ----------------
    Net income ...............................................................                   $ 1,168            $ 1,738
                                                                                       =================   ================
    Net income per common share:
     Basic....................................................................                  $    .09            $   .15
                                                                                       =================   ================
     Diluted..................................................................                  $    .09            $   .15
                                                                                       =================   ================
    Weighted average shares outstanding:
     Basic....................................................................                11,796,000         11,419,000
                                                                                       =================   ================
     Diluted..................................................................                12,420,000         11,941,000
                                                                                       =================   ================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Three-month        Three-month
                                                                                         period ended        period ended
                                                                                         June 30, 2000      June 30, 1999
                                                                                       -----------------   ----------------
Net cash provided by operating activities.....................................                   $  343            $ 4,435

Cash flows from investing activities:
    Capital expenditures......................................................                     (755)              (889)
    Net proceeds from notes receivable........................................                      (10)                  -
    Notes receivable from related parties.....................................                         -              (610)
    Sale and maturities of short-term investments ............................                      (27)                (3)
                                                                                       -----------------   ----------------
    Net cash used in investing activities.....................................                     (792)            (1,502)

Cash flows from financing activities:
    Principal payments on long-term debt......................................                       (4)               (47)
    Repurchase of common stock................................................                   (1,440)                  -
    Proceeds from common stock issuances......................................                        81                210
                                                                                       -----------------   ----------------
      Net cash (used in) provided by financing activities.....................                   (1,363)                163
Effect of exchange rate changes on cash balances..............................                      (37)               (91)
                                                                                       -----------------   ----------------
Net (decrease) increase in cash and cash equivalents..........................                   (1,849)              3,005
Cash and cash equivalents, beginning of year..................................                    14,897              8,557
                                                                                       -----------------   ----------------
Cash and cash equivalents, end of period......................................                   $13,048            $11,562
                                                                                       =================   ================
Supplemental disclosure of cash flow information:
     Interest paid ...........................................................                   $     4            $   18
                                                                                       =================   ================
     Income taxes paid........................................................                   $ 1,547            $  463
                                                                                       =================   ================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PRINTRAK INTERNATIONAL INC.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

GENERAL BUSINESS

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which in the opinion of management are necessary for a fair statement of the financial position and results of operations as of June 30, 2000 and for the three month periods ended June 30, 2000 and 1999. The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results of operations for the entire fiscal year ending March 31, 2001. These condensed consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes presented in the Company's 10-K.

REVENUE RECOGNITION

The Company accounts for system revenue pursuant to SOP 81-1, LONG TERM CONSTRUCTION CONTRACTS or SOP 97-2, SOFTWARE REVENUE RECOGNITION, as applicable.

         Pursuant to SOP 81-1, the Company recognizes revenue on contracts under the percentage of completion method, principally based on output measures such as contract milestones or units shipped. Revenues and costs recognized pursuant to SOP 81-1 on contracts in progress are subject to managements' estimates. Actual results could differ from those estimates. For contracts that do not require significant customization, the Company recognizes revenue under SOP 97-2 whereby revenue is allocated to various elements of the contract if certain conditions are met. Revenue from maintenance service agreements is recognized on a straight-line basis over the period of the contract. Cash payments for system sales or maintenance received in advance of revenue recognition are classified as deferred revenue.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effectiove for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:


                                                                                      June 30,           March 31,
                                                                                        2000               2000
                                                                                     (unaudited)
                                                                                    ------------       -----------
         Billed receivables..................................................       $    13,599        $   22,907
         Unbilled receivables................................................            12,804             4,590
                                                                                    ------------       -----------
                                                                                         26,403            27,497
         Less allowance for doubtful accounts................................             (347)             (334)
                                                                                    ------------       -----------
                                                                                    $    26,056        $   27,163
                                                                                    ============       ===========

Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

3.  INVENTORIES

Inventories consist of the following:


                                                                                      June 30,          March 31,
                                                                                        2000               2000
                                                                                     (unaudited)
                                                                                    ------------       -----------
         Raw materials.......................................................       $     5,625        $    5,693
         Work in progress....................................................             6,402             6,065
                                                                                    ------------       -----------
                                                                                         12,027            11,758
         Less allowance for excess and obsolete inventories..................              (791)           (1,390)
                                                                                    ------------       -----------
                                                                                    $    11,236        $   10,368
                                                                                    ============       ===========

4. NET INCOME AND NET INCOME PER COMMON SHARE

SFAS No. 128 requires dual presentation of "basic" and "diluted" earnings per share. Basic EPS excludes common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the inclusion of common stock equivalents and their potential dilution.

The number of shares used in computing EPS is as follows for the three-month periods ended June 30:

                                                                                         2000                 1999
                                                                                      ----------           ----------
                                                                                      (unaudited)          (unaudited)
        Weighted average shares outstanding-basic...........................          11,796,000           11,419,000
        Common Stock equivalents............................................             624,000              522,000
                                                                                      ----------           ----------
        Weighted average shares outstanding - diluted.......................          12,420,000           11,941,000
                                                                                      ==========           ==========

                           PRINTRAK INTERNATIONAL INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTORY NOTE

The following is management's discussion and analysis of certain significant factors which have affected our earnings and financial position during the period included in the accompanying financial statements. This discussion compares the three-month period ended June 30, 2000 with the three-month period ended June 30, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

The following discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1999

TOTAL REVENUES

Total revenues are comprised of system revenues, which include products, file conversion, data mapping, system installations, and warranty/maintenance revenues related to hardware and software support.

Total revenues decreased to $25.6 million for the three-month period ended June 30, 2000 compared to $26.5 million for the three-month period ended June 30, 1999.

System revenues decreased $2.6 million or 12.1% to $18.7 million for the first quarter ended June 30, 2000 from $21.3 million for the first quarter ended June 30, 1999. The decrease in system revenues is primarily related to the Argentina civil identification contract totaling $2.0 million in system revenues for the quarter ended June 30, 2000 as compared to $6.1 million for the same period in the prior year, partially offset by systems revenues relating to the Western Australian Police Service (WAPS) contract totaling $1.2 million for the quarter ended June 30, 2000. Maintenance revenues increased to $6.9 million or 31.0% for the quarter ended June 30, 2000, compared to revenues of $5.3 million for the quarter ended June 30, 1999. The increase in maintenance reflects an overall expansion of our customer base over the prior year as well as $1.5 million in maintenance revenues attributable to the Argentina contract and $146,000 in maintenance revenues attributable to the WAPS contract.

Quarterly revenues have in the past, fluctuated. Similar fluctuations may occur in the future. These fluctuations are the result of a variety of factors, including: our delivery cycle, variations in order size, variations in product mix, and the timing of orders.

COST OF REVENUES

Cost of revenues primarily consist of purchased materials used in the assembly of products, manufacturing or assembly labor and overhead, software development costs specific to individual contracts, system integration costs, file conversion costs and data mapping costs, as well as maintenance expenses and estimated costs to complete systems installations.

Overall gross margins increased to $10.5 million, or 40.8%, for the quarter ending June 30,2000 from $9.3 million, or 35.0%, for the quarter ending June 30, 1999. System margins were $7.7 million, or 41.0%, for the quarter ending June 30, 2000 as compared to $7.8 million, or 36.5%, for the quarter ending June 30, 1999. Maintenance margins were $2.8 million, or 40.4%, for the quarter ending June 30, 2000 as compared to $1.5 million, or 29.1%, for the period ending June 30, 1999.

The increase in system gross margin reflects the decrease in the allocation of engineering resources to contract specific tasks and increased profit margins realized due to the product mix. The increase in maintenance margins results from the continued effort to reduce product issues after system installation has occurred.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expense consists principally of compensation paid to sales, marketing and administrative personnel, commissions paid to sales personnel, professional service fees, travel and related expenses and other marketing expenses.

For the three-month period ended June 30, 2000, SG&A expenses increased to $6.2 million from $5.2 million for the three-month period ended June 30, 1999. SG&A expenses, as a percentage of revenues, increased to 24.3% for the three-month period ended June 30, 2000 from 19.6% for the three-month period ended June 30, 1999. The increase in SG&A primarily reflects additional headcount and the costs related to the recruitment of key employees as part of building our infrastructure.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses (RD&E) consists primarily of compensation paid to personnel engaged in research, development and engineering activities, amounts paid for outside services and consultants and the cost of materials used in the development of hardware and software products.

RD&E expenses of $3.0 million for the three-month period ended June 30, 2000, increased 138.3% from $1.3 million for the three-month period ended June 30, 1999. RD&E expenses, as a percentage of revenues, increased to 11.8% for the three-month period ended June 30, 2000 from 4.8% for the three-month period ended June 30, 1999. The increase in RD&E expenses is primarily attributable to the increase in research activities and increased headcount due to successful recruiting. Costs of materials and labor associated with projects along with the transfer of personnel from system integration to R&D were the main contributors to the increase.

OTHER INCOME

Other income for the three-month period ended June 30, 2000 equaled $640,000 as compared to $79,000 for the three-month period ended June 30, 1999. The increase is primarily due to interest income of $271,000, as the debt from the prior year had been retired, and a sales and use tax refund of $206,000.

PROVISION FOR INCOME TAXES

Income tax expense for the three-month period ended June 30, 2000 equaled $686,000 compared to $1.2 million for the three-month period ended June 30, 1999. Our tax provision for fiscal 2001 is based on an effective tax rate of 37%, reflecting the impact of state and foreign taxes, as compared to an effective tax rate of 40% in the prior fiscal year.

BACKLOG

We measure our backlog of system revenues as orders for which contracts or purchase orders have been signed, but for which revenues have not been recognized. In those instances where revenue is recognized on a percentage of completion basis, we include in backlog contract revenue not recognized at the period end. We typically deliver our products within six to nine months after receiving an order, however, in some instances, products are provided on a shorter delivery schedule, and occasionally, more time is required. As of June 30, 2000, our total backlog was $107 million of which system backlog was approximately $58 million, compared to system backlog of $95 million as of June 30, 1999. In addition, our maintenance revenue backlog approximated $49 million as of June 30, 2000 as compared to maintenance revenue backlog of $16 million as of June 30, 1999.

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

FINANCIAL CONDITION

Cash and cash equivalents decreased from $14.9 million at March 31, 2000 to $13.0 million at June 30, 2000 primarily as a result of the repurchase of common stock of approximately $1.4 million.

Accounts receivable decreased from $27.2 million at March 31, 2000 to $26.1 million at June 30, 2000 primarily due to the continued efforts on improving collections and a decrease in revenues from the prior quarter. Accounts receivable includes billed and unbilled receivables. Unbilled receivables consist of system and maintenance revenues which have been earned but not invoiced because of contractual terms of the underlying agreements.

Inventories increased from $10.4 million at March 31, 2000 to $11.2 million at June 30, 2000. The increase was primarily due to increased deliveries of material along with labor and overhead costs related to contracts that are scheduled for shipment during the remainder of the fiscal year.

The decrease in income taxes payable from $1.3 million at March 31, 2000, to $661,000 at June 30, 2000, reflects the estimated tax payment for fiscal year ending March 31, 2000 offset by provisions for income taxes for the earnings during the three-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash used to finance capital expenditures and fund its existing operations is cash generated from its operations. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. During the three months ended June 30, 2000, cash generated from operations was approximately $343,000 as compared to $4.4 million in the prior fiscal year. The decrease in cash provided by operations is primarily due to decrease in accounts payable of $4.0 million and a decrease in other liabilities of $2.9 million, partially offset by a increase in inventory of $2.8 million.

During the three months ended June 30, 2000, investing activities used net cash of approximately $792,000 primarily to fund capital expenditures of $755,000. During the three months ended June 30, 1999, investing activities used net cash of approximately $1.5 million primarily to fund capital expenditures of $889,000 and to extend a $610,000 note receivable to Richard Giles.

During the three months ended June 30, 2000, financing activities used net cash of approximately $1.4 million as compared to cash provided of approximately $163,000 during the three months ended June 30, 1999. The cash used in the current quarter was primarily a result of the repurchase of common stock totaling approximately $1.4 million.

We have a revolving line of credit of $25 million with Union Bank expiring December 31, 2000. The revolving line of credit agreement contains certain restrictive covenants which restrict our ability to pay dividends and requires us to maintain minimum tangible net worth and certain other financial ratios. As of June 30, 2000, we were in compliance with these covenants. At June 30, 2000, we had no outstanding balance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency exchange rate fluctuations in the normal course of business. Our main area of risk lies in contracts negotiated in foreign currencies other than US dollars. Depending on the payment terms of the contract we may be subject to currency rate fluctuations. Historically, we have had limited exposure in this area due to the small number of contracts negotiated in foreign currencies. During the current quarter, we obtained a 31.7 million Australian dollar contract with the Western Australian Police Service. This contract is subject to foreign currency translation adjustments. Resulting translation adjustments are recorded as a foreign currency component of accumulated other comprehensive income/loss in stockholders' equity. Any fluctuation in the exchange rate between foreign currencies and the U.S. dollar could have a material affect on the consolidated results of operations.

                           PRINTRAK INTERNATIONAL INC.

PART II-OTHER INFORMATION

Item 1 - Item 5

Not Applicable.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRINTRAK INTERNATIONAL INC.
                                   (REGISTRANT)

                                   BY  /s/  Thomas M. Costales
                                      --------------------------------------
                                       Name:    THOMAS M. COSTALES
                                       Title:   Chief Financial Officer and
                                                Treasurer
                                                [Authorized Signature]

August 14 , 2000